Form 10-Q
period 2010-06-30
NYTEX Energy Holdings, Inc.
filed 2010-08-23
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________
COMMISSION FILE NUMBER: 0-53915
NYTEX ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1080045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12222 Merit Drive, Suite 1850 Dallas, Texas 75251 (Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: 972-770-4700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐ No ☑.
There were 39,535,396 shares of the registrant’s common stock outstanding as of August 19, 2010.

NYTEX ENERGY HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NYTEX ENERGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$238,311	$18,136
Accounts receivable	166,539	82,124

Total current assets	404,850	100,260
Property and equipment — at cost, successful efforts method:
Proved properties	767,005	1,133,370
Other	71,638	50,055

	838,643	1,183,425
Less accumulated depreciation, depletion and amortization	(128,835)	(107,957)

Property and equipment, net	709,808	1,075,468
Other assets:
Investments in unconsolidated subsidiaries	1,344,056	1,479,159
Deposits and other	56,884	68,640

Total other assets	1,400,940	1,547,799

Total assets	$2,515,598	$2,723,527

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$325,851	$511,624
Accrued expenses	175,126	125,351
Accrued expenses — related party	1,875	5,850
Revenues payable	76,326	33,684
Wells in progress	493,902	163,891
Deferred revenue	295,701	46,665
Long-term debt — current portion	666,842	953,363
Debt — related party — current portion	42,000	195,000

Total current liabilities	2,077,623	2,035,428

Other liabilities:
Long-term debt	26,428	9,807
Debt — related party	147,000	—
Asset retirement obligations	17,498	40,883

Total other liabilities	190,926	50,690

Total liabilities	2,268,549	2,086,118

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,559,396 and 38,258,246 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	38,559	38,258
Additional paid-in capital	8,073,104	7,892,305
Accumulated deficit	(7,864,614)	(7,293,154)

Total stockholders’ equity	247,049	637,409

Total liabilities and stockholders’ equity	$2,515,598	$2,723,527

NYTEX ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Administration fees	$106,035	$—	$112,935	$190,459
Crude oil & natural gas sales	30,014	9,762	93,812	13,817
Accounting service fees	16,425	24,300	33,500	48,575
Other	649	—	1,623	4,636

Total revenues	153,123	34,062	241,870	257,487

Operating expenses:
Lease operating expenses	23,462	26,097	66,114	36,907
Dry hole expense	—	2,554	—	2,554
Depletion and depreciation	6,203	14,262	20,877	21,291
General and administrative expenses	519,085	581,433	971,358	1,157,187
Gain on sale of assets	(284,903)	—	(578,873)	—

Total operating expenses	263,847	624,346	479,476	1,217,939

Loss from operations	(110,724)	(590,284)	(237,606)	(960,452)

Other income (expense):
Interest income	208	160	210	622
Interest expense	(31,647)	—	(87,701)	—
Interest expense — related party	(2,835)	(2,928)	(5,760)	(6,853)
Equity in loss of unconsolidated subsidiaries	(124,510)	(240,446)	(240,603)	(346,160)

Total other income (expense)	(158,784)	(243,214)	(333,854)	(352,391)

Net loss	$(269,508)	$(833,498)	$(571,460)	$(1,312,843)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)

Weighted average shares outstanding	38,495,550	37,116,842	38,447,596	36,802,941

NYTEX ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(571,460)	$(1,312,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	20,877	21,291
Equity in loss of unconsolidated subsidiaries	240,603	346,160
Accretion of discount on asset retirement obligations	2,218	—
Amortization of debt issuance costs	11,756	—
Gain on sale of assets	(578,873)	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(84,415)	8,488
(Increase) decrease in deposits and other	—	(36,338)
Increase (decrease) in accounts payable and accrued expenses	(80,856)	180,680
Increase (decrease) in accrued expenses — related party	(3,975)	—
Increase (decrease) in due to affiliate	—	6,770
Increase (decrease) in other liabilities	528,935	(278,456)

Net cash used in operating activities	(515,190)	(1,064,248)
Cash flows from investing activities:
Investments in oil and gas properties	(2,160)	(161,371)
Proceeds from sale of oil and gas properties	859,408	—
Investments in property and equipment	—	(1,667)
Investments in unconsolidated subsidiaries	(105,500)	(223,818)

Net cash provided by (used in) investing activities	751,748	(386,856)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	181,100	1,413,000
Payments on debt — related party	(6,000)	(100,000)
Borrowings under notes payable	180,000	—
Payments on notes payable	(371,483)	—

Net cash provided by (used in) financing activities	(16,383)	1,313,000

Net increase (decrease) in cash and cash equivalents	220,175	(138,104)
Cash and cash equivalents at beginning of period	18,136	300,084

Cash and cash equivalents at end of period	238,311	161,980

Supplemental disclosures of cash flow information:
Total cash paid for interest	$30,930	$6,853

Cash paid for interest — related party	$9,735	$6,853

Supplemental disclosure of non-cash information:
Exchange of working interest in oil and gas properties to retire debt	$62,388	$—

Exchange of wells in progress funds to retire debt	$37,612	$—

Exchange of wells in progress funds to satisfy accrued interest	$12,500	$—

Acquisition of equipment under financing arrangements	$21,583	$—

NOTE 1. NATURE OF BUSINESS AND LIQUIDITY
NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company consisting of two wholly owned subsidiaries: NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of oil and natural gas reserves, and Supreme Oilfield Services, Inc. (“Supreme Oilfield”), a holding company for the Company’s investment in Supreme Vacuum Services, Inc. (“Supreme Vacuum”). NYTEX Energy and subsidiaries are collectively referred to herein as the “Company”.
Liquidity
During the six months ended June 30, 2010, the Company incurred a net loss of $571,460 and used cash in operations of $515,190. Additionally, at June 30, 2010 current liabilities totaling $2,077,623 exceeded current assets totaling $404,850. Funding needs of the Company have historically been provided by proceeds from equity funding, however, there can be no assurance that such funds, if needed, will be available in the future. During the six months ended June 30, 2010, the Company received gross cash proceeds from the sale of its common stock of $181,100 along with $859,408 from the sale of oil and gas properties. These proceeds were used to repay debt and for general working capital purposes.
Currently, the Company does not have an established source of revenues sufficient to cover its operating costs. The Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements. To meet its present and future liquidity requirements, the Company will continue to seek additional funding through private placements, as well as conversion of outstanding payables into common stock and collections on accounts receivable. There can be no assurance that the Company will be successful in obtaining more debt and/or equity financing in the future or that its results of operations will materially improve in either the short-term or the long-term. If the Company fails to obtain such financing and improve its results of operations, it will be unable to meet its obligations as they become due.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These financial statements include the accounts of NYTEX Energy and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. This includes normal and recurring adjustments.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009.
The consolidated results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
Revenue Recognition
The Company recognizes revenues for promoting certain oil and gas projects, including oil containment boom activities, and administering the ownership interests of investors in those projects. Administration fees are deferred on the balance sheet as the project is undertaken. As the Company performs its administration services, deferred administration fees are recognized as revenue when each discrete phase of a project is completed and the services have been completed.
The Company records revenues from the sales of natural gas and crude oil when product delivery occurs and title and risk of loss pass to the customer, the price is fixed or determinable, and collection is reasonably assured.
The Company also provides certain accounting and management services to other companies and investment funds within the oil and gas industry. Revenues are recognized for such services as they are performed.
Loss per Common Share
Basic earnings per share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. For the six months ended June 30, 2010 and 2009, the Company had potentially dilutive shares of approximately 5,980,902 and 5,095,000, respectively, which were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six month periods ended June 30, 2010 and 2009, basic and diluted per share amounts are the same, as the effect of common stock equivalents is anti-dilutive.

Recently Issued Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03, Extractive Industries — Oil and Gas, (Topic 932): Oil and Gas Reserve Estimation and Disclosure, which aligned U.S. GAAP with Securities and Exchange Commission (“SEC”) updated reporting and disclosure requirements for energy companies that went into effect on January 1, 2010, effective for annual reporting periods ending on or after December 31, 2009. The Company included the required disclosures in the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 contained elsewhere within this filing under the guidance of the Modernization of Oil and Gas Reporting update issued by the SEC in December 2008.
Reclassifications
Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.
NOTE 3. OIL AND GAS PROPERTIES
Oil and gas properties consist of the following:

	June 30,	December 31,
	2010	2009

Proved properties	$767,005	$1,133,370
Accumulated depreciation, depletion and amortization — oil & gas properties	(102,107)	(87,997)

	$664,898	$1,045,373

Depreciation, depletion and amortization expense of oil and gas properties was $14,110 and $18,672 for the six months ended June 30, 2010 and 2009, respectively.
NOTE 4. ASSET RETIREMENT OBLIGATIONS
The Company’s asset retirement obligations primarily represent the estimated present value of the amount it will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determines its asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The following represents a reconciliation of the asset retirement obligations for the six months ended June 30, 2010:

Asset retirement obligation, December 31, 2009	$40,883
Liability extinguished upon sale of oil and gas properties	(25,603)
Accretion of discount	2,218

Asset retirement obligation, June 30, 2010	$17,498

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES
Supreme Vacuum provides oilfield fluid services in South Texas, specializing in drilling and production fluids handling, sales and storage. Beginning on August 26, 2008, the Company, through its wholly owned subsidiaries as well as NYTEX Petroleum’s predecessor entity NYTEX Petroleum LLC, made a series of equity investments in Supreme Vacuum, after which the Company maintained an approximate 71.18% ownership interest in Supreme Vacuum as of June 30, 2010. The total amount of these investments was $2,172,130.
However, contemporaneous with investments in Supreme Vacuum on December 30, 2008, Supreme Oilfield executed a voting trust agreement and has transferred sufficient shares such that the sellers and founding members of Supreme Vacuum would maintain the power to vote approximately 51% of the issued and outstanding shares of Supreme Vacuum until such time that personal guarantees of the founding members on certain debt liabilities incurred by Supreme Vacuum have been extinguished, giving the Company an effective Supreme Vacuum voting percentage of approximately 49%. Accordingly, by virtue of the shares transferred to the voting trust, the Company’s powers as a majority shareholder are restricted, with the powers to control Supreme Vacuum’s operations and assets remaining with the founding members. As such, the Company does not control Supreme Vacuum. Since a majority-owned subsidiary shall not be consolidated if control does not rest with the majority owner, the Company therefore does not consolidate Supreme Vacuum and accounts for this investment under the equity method. Losses attributable to the Company’s interest in Supreme Vacuum were $235,103 and $349,422 for the six months ended June 30, 2010 and 2009, respectively. The carrying value of the Company’s investment in Supreme Vacuum was $1,344,056 at June 30, 2010.

Aggregated summarized financial information for the Company’s significant equity method unconsolidated subsidiary, Supreme Vacuum, is as follows:

	Six months ended
	June 30,
	2010	2009
Operating results:
Service revenue	$1,895,937	$1,434,346
Operating expenses	2,064,063	1,795,342

Loss from operations	$(168,126)	$(360,996)
Net loss	$(330,294)	$(497,537)

	June 30,	December 31,
	2010	2009
Balance sheet:
Current assets	$784,144	$668,506
Non-current assets	3,769,398	4,078,930

Total assets	$4,553,542	$4,747,436

Current liabilities	$1,982,672	$1,559,880
Non-current liabilities	1,684,724	2,111,605

Total liabilities	3,667,396	3,671,485
Stockholders’ equity	886,146	1,075,951

Total liabilities and stockholders’ equity	$4,553,542	$4,747,436

Summarized financial information for the significant equity method investee is included for the periods in which the Company held an equity method ownership interest.
In addition, the Company owned a 14.31% ownership interest in Waterworks, LP (“Waterworks”), a salt-water disposal facility in Wise County, Texas, at June 30, 2010. The Company has significant influence over the operations of Waterworks and is responsible for managing the interests of the limited partners. However, the Company does not control Waterworks and accordingly its investment in Waterworks is accounted for under the equity method. Income/(loss) attributable to the Company’s interest in Waterworks was ($5,500) and $3,262 for the six months ended June 30, 2010 and 2009, respectively. The carrying value of the Company’s investment in Waterworks was $0 at June 30, 2010.
NOTE 6. LONG-TERM DEBT
In July 2009, the Company entered into various six-month bridge loan agreements (“Bridge Loans”) totaling $950,000, the proceeds of which were used for the acquisition of producing properties as well as operational and working capital purposes. Interest was payable at a rate of 25% per annum and was due at maturity on January 31, 2010. The Bridge Loans are secured by a producing oil and gas property in west Texas (the “Panhandle Field Producing Property”) purchased on August 1, 2009, its leasehold rights, and its production and equipment.
Effective upon maturity, the Bridge Loan holders executed letter agreements with the Company extending the maturity date of principal and interest up to September 1, 2010, with no penalties for prepayment. Interest is payable at rates of 25% and 18% per annum on original Bridge Loan principal of $200,000 and $750,000, respectively. As of June 30, 2010, the Company owed $560,000 of principal (comprised of $50,000 at 25% and $510,000 at 18%) and $141,208 of interest on the Bridge Loans.

From January through June 2010, the Company sold a total 42.30% share of its working interest in the Panhandle Field Producing Property for $859,408 in cash. The Company utilized the sale proceeds to repay $290,000 of Bridge Loan principal and $28,125 of Bridge Loan interest, with the remaining proceeds applied towards general working capital purposes. Also during this period, the Company transferred a 3.03% share of its working interest in the Panhandle Field Producing Property in exchange for the reduction of Bridge Loan principal of $62,388; as part of this same transaction, the Bridge Loan holder contributed their share of development funds for the recently acquired 3.03% working interest in the Panhandle Field Producing Property via reductions of amounts due them from the Company for Bridge Loan principal and accrued interest of $37,612 and $12,500, respectively. As of June 30, 2010, the Company maintained a 29.67% working interest in the Panhandle Field Producing Property.
Interest expense related to the Bridge Loans totaled $30,651 and $0 for the three months ended June 30, 2010 and 2009, respectively, and $86,466 and $0 during the six months ended June 30, 2010 and 2009, respectively.
The Company has also entered into short-term unsecured advance agreements with an unrelated party. On April 19, 2010, the Company borrowed $80,000, which was used for operational and working capital purposes. Interest was payable at a rate of 18% per annum, with principal and interest paid in full on May 24, 2010 on June 25, 2010, the Company borrowed $100,000, which was used for operational and working capital purposes. Interest is payable at a rate of 18% per annum, with principal and interest payments beginning in August 2010 and due in full on September 15, 2010. In addition, at maturity of the June advance, the Company subsequent to June 30, 2010 agreed to issue warrants to purchase up to 40,000 shares of common stock. These warrants enable the holder to purchase shares of the Company’s common stock at an exercise price of $0.75 per share for a period of three (3) years from the effective date of the warrant.
In addition, in October 2009 the Company purchased a truck for $15,400, financing $13,450 over 48 months with interest payable monthly at a rate of 7.25% per annum. In June 2010 the Company purchased an automobile for $21,583, financed over 60 months with interest payable monthly at a rate of 7.25% per annum.
Long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009

Bridge Loans	$560,000	$950,000
Short-term advance	100,000	—
Notes payable — autos	33,270	13,170

Total debt	693,270	963,170
Less current portion	666,842	953,363

Total long-term debt	$26,428	$9,807

NOTE 7. DEBT — RELATED PARTY
In March 2006, NYTEX Petroleum LLC entered into a $400,000 revolving credit facility (“Facility”) with one of its founding members to be used for operational and working capital needs. Effective with the execution of an amended letter agreement on August 25, 2008, the revolving nature of the Facility was terminated, with the then unpaid principal balance of $295,000 on the Facility effectively becoming a note payable to the founding member. The Facility continued to bear interest, to be paid monthly, at 6% per annum, be secured by the assets of NYTEX Petroleum LLC (now NYTEX Petroleum) and be personally guaranteed by NYTEX Petroleum LLC’s two founding members. Furthermore, effective with the execution of an amended letter agreement dated May 5, 2009, principal and any unpaid interest on the note payable to the founding member are to be paid in full upon completion of the Company’s $5,850,000 private placement of common stock, which had not occurred as of February 18, 2010. At that time the letter agreement was further amended, requiring monthly principal payments of $3,000 plus interest for eighteen months beginning March 1, 2010 and ending September 1, 2011. At the end of the eighteen-month period, the remaining principal balance and any unpaid interest are due in a lump sum. There is no penalty for early payment of principal. In addition, upon reaching a total of $6,000,000 in proceeds under the private placement offering, five percent (5%) of any funds raised above $6,000,000 will be paid as additional principal at the end of each quarter until such time that the note is paid in full.
As of June 30, 2010, the Company had raised $5,933,102 under its private placement, and the amount outstanding under the Facility was $189,000. In addition, during the six months ended June 30, 2010 and 2009, interest expense related to the Facility totaled $5,760 and $6,853, respectively.

NOTE 8. EQUITY
In August 2008, the Company, with NYTEX Petroleum LLC as agent, initiated a private placement of its common stock, offering 4,400,000 common shares at $1.00 per share along with a three-year warrant exercisable at $0.50 per share. As of April 2009, the private placement offering was expanded to $5,850,000 and was further expanded to $8,000,000 in February 2010. During the six months ended June 30, 2010, the Company issued a total of 182,400 common shares under this private placement for net cash proceeds of $181,100, along with warrants to purchase up to 182,400 shares of common stock. These warrants enable the holder to purchase shares of the Company’s common stock at an exercise price of $0.50 per share for a period of three (3) years from the effective date of the warrant.
In addition, effective January 31, 2010 when the Bridge Loans became due, the Company paid an accommodation fee in the form of 118,750 shares of common stock to the providers of the Bridge Loans.
A summary of the warrants granted during the six months ended June 30, 2010 is as follows:

		Weighted
		Average
	Warrants	Exercise Price

Outstanding at December 31, 2009	5,798,502	$0.50
Warrants issued	182,400	0.50
Warrants exercised	—	—

Outstanding at June 30, 2010	5,980,902	$0.50

NOTE 9. INCOME TAXES
For the six months ended June 30, 2010 and 2009, the Company had net losses of $571,460 and $1,312,843, respectively. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009, the Company has accumulated net operating losses totaling $4,504,630. The net operating loss carryforwards will begin to expire in 2028 if not utilized. The Company has recorded net losses in each year since inception and through June 30, 2010. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at June 30, 2010.
NOTE 10. OIL CONTAINMENT BOOM ACTIVITIES
On May 19, 2010, NYTEX Petroleum entered into an Oil Containment Boom Rental Agreement (“Simpson Agreement”) with Simpson Environmental Resources, Inc. (“Simpson”) to rent segments of oil containment boom (“Boom”) to Simpson to be used in the Gulf of Mexico waters to contain the BP plc (“BP”) global oil spill under Simpson’s master service or rental agreements with general contractors of BP, state governments or other entities. Under the Simpson Agreement, Simpson will pay NYTEX Petroleum 100% of the rental payment amounts Simpson collects from the general contractors (“Contractor Payments”) for the Boom until such time that NYTEX Petroleum has recovered 100% of its cost of the delivered Boom from said rental payments (referred to as “Payout”). After Payout is achieved, subsequent Contractor Payments will be split 50% to Simpson and 50% to NYTEX Petroleum for the remaining period that the Boom is in service under such rental contracts.
To fund the purchases of Boom, NYTEX Petroleum entered into Oil Containment Boom Purchase/Rental Agreements (“Participant Agreements”) with outside participants to act as agent on behalf of the participant to purchase Boom and rent it pursuant to the terms of the Simpson Agreement. The Participant Agreements provide for the participant to receive 100% of the Contractor Payments remitted by Simpson to NYTEX Petroleum until such time that the participant has recovered 100% of their cost of the delivered Boom (referred to as “Participant Payout”). After Participant Payout is achieved, subsequent Contractor Payments remitted by Simpson to NYTEX Petroleum will be split as follows: 60% to the participant, 20% to NYTEX Petroleum, and 20% to DMBC, Inc., who facilitated the transactions. As of June 30, 2010, NYTEX Petroleum had received $1,790,625 from participants under Participant Agreements, had made payments towards rental Boom purchases totaling $1,005,303, and transferred $678,710 of funds collected under Participant Agreements to the Purchaser Agreement program (defined below) due to limited opportunities to purchase and deploy additional rental Boom.
NYTEX Petroleum also entered into Gulf Oil Spill Boom Sales Agreements (“Purchaser Agreements”) with outside participants to purchase Boom and resell at a profit to buyers including, but not limited to, coastal cities, counties, parishes and BP (collectively, the “Boom Buyers”) pursuant to the terms of the Simpson Agreement. The Purchaser Agreements provide that immediately upon NYTEX Petroleum’s receipt of funds for the sale of Boom, NYTEX Petroleum will remit to Purchaser 100% of Purchaser’s purchase price of the Boom together with 40% of the profit, less shipping and handling and insurance costs. As of June 30, 2010, NYTEX Petroleum had received $1,587,500 from participants under Purchaser Agreements, transferred $678,710 of funds collected under Participant Agreements to the Purchaser Agreement program as noted earlier, and had made payments towards Boom purchases under the sales program totaling $1,920,350.
For each of the three and six month periods ended June 30, 2010, the Company recorded administration fee revenue of $101,985 related to oil containment boom activities. Revenue and accounts receivable associated with the oil containment boom activities are recorded net of amounts paid or owed under the Participant Agreements and Purchaser Agreements. As such, only the net fee retained or earned is recognized in the Company’s consolidated balance sheet as of June 30, 2010 and consolidated results of operations for the three and six month periods ended June 30, 2010.
Subsequent to June 30, 2010, NYTEX Petroleum entered into a formal sales arrangement with Simpson, as discussed in Note 12.

NOTE 11. COMMITMENTS AND CONTINGENCIES
Litigation
The Company may become involved from time to time in litigation on various matters, which are routine to the conduct of its business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on its financial position or income, although any adverse decision in these cases, or the costs of defending or settling such claims, could have a material adverse effect on the Company’s financial position, income and cash flows.
Environmental
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.
NOTE 12. SUBSEQUENT EVENTS
On July 1, 2010, NYTEX Petroleum and Simpson entered into an Oil Spill Containment and Absorbent Boom Sales Agreement (“Boom Sales Agreement”) to include the purchase of various sizes and types of containment and absorbent Boom and to resell the Boom to the Boom Buyers. Simpson will source the Boom products that meet BP specifications and, upon approval of each order by NYTEX Petroleum, will ship direct from suppliers to the Boom Buyers or to Simpson’s warehouse. Furthermore, Simpson agrees that for any Boom which remains unsold after 30 days from being warehoused and upon receipt of written notice from NYTEX Petroleum, then Simpson shall purchase the unsold Boom from NYTEX Petroleum at the delivered price paid by NYTEX Petroleum, including warehousing, insurance, and other costs incurred during this 30 day period.
From July 1 through July 13, 2010, NYTEX Petroleum collected an additional $822,000 under Purchaser Agreements, at which time further participant contributions were not accepted. From July 1 through August 16, 2010, an additional $953,800 of Boom was purchased under the sales program. And as of August 16, 2010, Boom representing a delivered cost of $910,600 resided in the Simpson warehouse waiting to be sold and was subject to repurchase by Simpson under the Boom Sales Agreement.
On July 22, 2010, the Company concluded the sale of 5,933,102 shares of its common stock for a total purchase price of $5,933,102 pursuant to the private placement discussed in Note 8. In addition, 220,550 shares were issued as an inducement to purchase the common stock. No shares were issued under this private placement from July 1 through July 22, 2010.
On July 26, 2010, the Company’s Board of Directors approved a one-for-two reverse stock split, to be effective twenty days after a Schedule 14C Information Statement is mailed to all shareholders of record as of July 26, 2010. The Company expects the effective date to be approximately September 30, 2010.
Also on July 26, 2010, the Company’s Board of Directors and holders of a majority of the Company’s outstanding common stock, approved a resolution to raise up to $1,000,000 (with an overallotment provision of up to $1,500,000) in the form of Convertible Debenture (“Debenture”) to fund the on-going working capital needs of the Company. Terms of the offering are as follows: 1) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of 180 days from the date of issuance; 2) the Debenture is convertible at any time prior to maturity at $1.50 per share of common stock of the Company; and 3) each unit includes a three year warrant to purchase up to 20,000 shares of common stock at a price of $2.00 per share. Fractional unit sales will be at the discretion of the Company.
Subsequent to June 30, 2010, the Company issued 976,000 shares of its common stock to certain employees and individuals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations include a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important factors not currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.
Company Overview
The Company’s strategy is to enhance value for our shareholders through the development of a well-balanced portfolio of natural resource-based assets of oil and natural gas reserves and the acquisition and consolidation of oilfield fluid service companies at discounted acquisition and development costs.
NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company consisting of two wholly owned subsidiaries: NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of oil and natural gas reserves, and Supreme Oilfield Services, Inc. (“Supreme Oilfield”), a holding company for the Company’s investment in Supreme Vacuum Services, Inc. (“Supreme Vacuum”). NYTEX Energy and subsidiaries are collectively referred to herein as the “Company”.
NYTEX Petroleum LLC, originally formed on March 21, 2006, focused on fee-based administration and management services related to oil and gas properties, while also engaging in the acquisition, promotion of and participation in the drilling of crude oil and natural gas wells. NYTEX Petroleum will continue its fee-based energy services for existing and future energy funds, with the planned growth focusing primarily on exploration and production.
As such, beginning on August 26, 2008, the Company made a series of equity investments in Supreme Vacuum, an oilfield fluid sales and transportation services company in South Texas, after which the Company maintained an approximate 71.18% ownership interest in Supreme Vacuum.
In mid-2008, NYTEX Petroleum purchased from Davis Operating a 20% non-operating working interest in the Lakeview Shallow Prospect (“Lakeview Shallow Prospect”), a 12,000± acre coalbed methane (“CBM”) gas field drilling project in southeastern Oklahoma, and participated in nine wells which were drilled and completed for a net cost to NYTEX Petroleum of $819,000. The terms of the participation agreement calls for NYTEX Petroleum to pay $60.00 per acre for each 160 acre unit on which each gas well is drilled, and for NYTEX Petroleum to have the right to participate for a 20% working interest in additional gas wells proposed by Davis Operating in the entire Lakeview Shallow Prospect. The wells are currently producing an average of 230 MCF per day.

In August 2009, the Company acquired 75% ownership in the Panhandle Field Producing Property, a 320 acre producing oil and gas property in the Texas panhandle consisting of 18 wells. As the new operator, NYTEX Petroleum has begun to perform technically proven fracture stimulations known as “refracs” on approximately 10 of the existing wells and has successfully completed the first refrac and has put it into commercial oil production. NYTEX Petroleum also plans to drill 15 locations beginning in the forth quarter of 2010 and 13 additional drilling locations targeting the Red Cave formation at a depth of 2,400 feet beginning in mid 2011. The property lies within the vast Panhandle Field that extends into Oklahoma and Kansas, which since its discovery in 1918, has produced approximately 1.1 billion barrels of oil and 36 trillion cubic feet of gas, all at depths above 3,000 feet. Currently 10 of the Company’s wells are in production with an average combined rate of 25 barrels of oil per day and 45 MCF of gas per day. As of June 30, 2010, the Company sold a total 45.33% share of its 75% working interest in the Panhandle Field Producing Property and retained a 29.67% working interest.
On December 30, 2008, NYTEX Energy’s newly-formed and wholly owned subsidiary, Supreme Oilfield, a Delaware corporation, completed its acquisition of 68.68% of the issued and outstanding shares of common stock of Supreme Vacuum Services, Inc. (“Supreme Vacuum”), an oilfield fluid sales and transportation services company. On May 12, 2009, Supreme Oilfield acquired an additional 2.5% of Supreme Vacuum, resulting in ownership of a total of 71.18% of the issued and outstanding shares of common stock of Supreme Vacuum.
However, contemporaneous with investments in Supreme Vacuum on December 30, 2008, Supreme Oilfield executed a voting trust agreement and has transferred sufficient shares such that the sellers and founding members of Supreme Vacuum would maintain the power to vote approximately 51% of the issued and outstanding shares of Supreme Vacuum until such time that personal guarantees of the founding members on certain debt liabilities incurred by Supreme Vacuum have been extinguished, giving the Company an effective Supreme Vacuum voting percentage of approximately 49%. Accordingly, by virtue of the shares transferred to the voting trust, the Company’s powers as a majority shareholder are restricted, with the powers to control Supreme Vacuum’s operations and assets remaining with the founding members. As such, the Company does not control Supreme Vacuum. Since a majority-owned subsidiary shall not be consolidated if control does not rest with the majority owner, the Company therefore does not consolidate Supreme Vacuum and accounts for this investment under the equity method. The carrying value of the Company’s investment in Supreme Vacuum was $1,344,056 at June 30, 2010.
On May 19, 2010, NYTEX Petroleum entered into an Oil Containment Boom Rental Agreement (“Simpson Agreement”) with Simpson Environmental Resources, Inc. (“Simpson”) to rent segments of oil containment boom (“Boom”) to Simpson to be used in the Gulf of Mexico waters to contain the BP plc (“BP”) global oil spill under Simpson’s master service or rental agreements with general contractors of BP, state governments or other entities. Under the Simpson Agreement, Simpson will pay NYTEX Petroleum 100% of the rental payment amounts Simpson collects from the general contractors (“Contractor Payments”) for the Boom until such time that NYTEX Petroleum has recovered 100% of its cost of the delivered Boom from said rental payments (referred to as “Payout”). After Payout is achieved, subsequent Contractor Payments will be split 50% to Simpson and 50% to NYTEX Petroleum for the remaining period that the Boom is in service under such rental contracts.
To fund the purchases of Boom, NYTEX Petroleum entered into Oil Containment Boom Purchase/Rental Agreements (“Participant Agreements”) with outside participants to act as agent on behalf of the participant to purchase Boom and rent it pursuant to the terms of the Simpson Agreement. The Participant Agreements provide for the participant to receive 100% of the Contractor Payments remitted by Simpson to NYTEX Petroleum until such time that the participant has recovered 100% of their cost of the delivered Boom (referred to as “Participant Payout”). After Participant Payout is achieved, subsequent Contractor Payments remitted by Simpson to NYTEX Petroleum will be split as follows: 60% to the participant, 20% to NYTEX Petroleum, and 20% to DMBC, Inc., who facilitated the transactions. As of June 30, 2010, NYTEX Petroleum had received $1,790,625 from participants under Participant Agreements, had made payments towards rental Boom purchases totaling $1,005,303, and transferred $678,710 of funds collected under Participant Agreements to the Purchaser Agreement program due to limited opportunities to purchase and deploy additional rental Boom.

Three months ended June 30, 2010 compared to the three months ended June 30, 2009
Summarized Results of Operations

	Three months ended
	June 30,		Increase
	2010	2009	(Decrease)

Total revenues	$153,123	$34,062	$119,061
Total operating expenses	263,847	624,346	(360,499)

Loss from operations	(110,724)	(590,284)	479,560
Total other income (expenses)	(158,784)	(243,214)	84,430

Net Loss	$(269,508)	$(833,498)	$563,990

Revenues increased $119,061, or 350%, for the three months ended June 30, 2010 over the comparable period in 2009 primarily due to an increase in revenues from crude oil and natural gas sales of $20,252 and Gulf Coast Rental Boom/Sales Boom income of $101,985, offsetting decreases in other revenue of accounting and management fees of $7,785. This decrease was attributable to a shift in the Company’s business strategy towards building revenue-producing assets through proved properties and producing operations with less reliance upon fees earned for managing investment projects within the oil and gas industry.
Operating costs, excluding depletion and depreciation, decreased $5,189, or 18%, for the three months ended June 30, 2010 over the comparable period in 2009 primarily due to a slight decrease in lease operating expenses of $2,635 and dry hole cost of $2,554.
Depletion and depreciation decreased $8,059, or 57%, for the three months ended June 30, 2010 over the comparable period in 2009 primarily due to the partial sale of the Company’s interest in the Panhandle Field Producing Property.
General and administrative, excluding depletion and depreciation, decreased $62,348, or 11%, for the three months ended June 30, 2010 as compared to 2009 primarily due to a overall reduction in salaries of $72,017 with a slight increase in third party consulting and geological services totaling $18,050, the result of the Company’s focus on maintaining existing properties in 2010 as opposed to the discovery of new properties as in 2009.
Gain on sale of assets increased $284,903 for the three months ended June 30, 2010 as compared to 2009, resulting from the Company’s sale of a portion of its interest in the Panhandle Field Producing Property acquired in August 2009.
Other expense, net decreased $84,430, or 35%, for the three months ended June 30, 2010 as compared to 2009 primarily due to a decrease in the Company’s proportionate share of the losses in its unconsolidated subsidiary, Supreme Vacuum, of $115,936. Offsetting this decrease, the Company recognized interest expense of $31,647 for the three months ended June 30, 2010 related to the Bridge Loan agreements. The Bridge Loans were not outstanding during the comparable period in 2009.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009
Summarized Results of Operations

	Six months ended
	June 30,		Increase
	2010	2009	(Decrease)

Total revenues	$241,870	$257,487	$(15,617)
Total operating expenses	479,476	1,217,939	(738,463)

Loss from operations	(237,606)	(960,452)	722,846
Total other income (expenses)	(333,854)	(352,391)	18,537

Net Loss	$(571,460)	$(1,312,843)	$741,383

Revenues decreased 15,617, or 6%, for the six months ended June 30, 2010 over the comparable period in 2009 primarily due to a decrease in administration fees of $77,524 and accounting and management fees of $18,088. This decrease was attributable to a shift in the Company’s business strategy towards building revenue-producing assets through proved properties and producing operations with less reliance upon fees earned for managing investment projects within the oil and gas industry. Revenues from crude oil and natural gas sales increased $79,995,
Operating costs, excluding depletion and depreciation, increased $26,653, or 68% for the six months ended June 30, 2010 over the comparable period in 2009 primarily due to an increase in lease operating expenses related to the acquisition of the Panhandle Field Producing Property in August 2009.
Depletion and depreciation decreased $414, or 2%, for the six months ended June 30, 2010 over the comparable period in 2009 primarily due to the partial sale of the Company’s interest in the Panhandle Field Producing Property.
General and administrative, excluding depletion and depreciation, decreased $185,829, or 16%, for the six months ended June 30, 2010 as compared to 2009 primarily due to a decrease of $33,539 in public offering-related accounting, audit and legal fees and a decrease in third party consulting and geological services totaling $78,283, the result of the Company’s focus on maintaining existing properties in 2010 as opposed to the discovery of new properties as in 2009, also is a reduction in overall salaries of $63,078 and miscellaneous general and administrative expenses of $10,929.
Gain on sale of assets increased $578,873 for the six months ended June 30, 2010 as compared to 2009, resulting from the Company’s sale of a portion of its interest in the Panhandle Field Producing Property acquired in August 2009.
Other expenses, net decreased $18,537, or 5%, for the six months ended June 30, 2010 over the comparable period in 2009 primarily due to a decrease in the Company’s proportionate share of the losses in its unconsolidated subsidiary, Supreme Vacuum, of $105,557. The net loss attributable to the Company’s interest in Supreme Vacuum was $235,103 at June 30, 2010 as compared to $349,422 at June 30, 2009. Offsetting this decrease, the Company recognized interest expense of $87,701 for the six months ended June 30, 2010 related to the Bridge Loan agreements. The Bridge Loans were not outstanding during the comparable period in 2009.
Liquidity and Capital Resources
The Company’s working capital needs have historically been satisfied through equity investments from private investors and more recently through the sale of assets. Historically, the primary use of cash for the Company has been to pay for investments such as Supreme Vacuum, the Lakeview Shallow Prospect and the Panhandle Field Producing Property as well as general working capital requirements.

Since inception, the Company has incurred significant net losses from operations, with an accumulated deficit as of June 30, 2010 of $7,864,614. Currently, we do not have an established source of revenues sufficient to cover our operating costs. We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, sales of assets, conversion of payables into common stock, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short-term or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.
As of June 30, 2010, the Company had cash and cash equivalents of $238,311, and working capital (measured by current assets less current liabilities) at June 30, 2010 was a deficit of $1,672,773. During the six months ended June 30, 2010, the Company raised an additional $181,100 net of expenses through the sale of 182,400 shares of common stock and $859,408 through the sale of a portion of its interest in the Panhandle Field Producing Property. These proceeds were used for general working capital purposes and the repayment of notes payable.
In March 2006, NYTEX Petroleum LLC entered into a $400,000 revolving credit facility (“Facility”) with one of its founding members to be used for operational and working capital needs. In August 2008, the revolving nature of the Facility was terminated, with the then unpaid principal balance of $295,000 on the Facility effectively becoming a note payable to the non-executive founding member. The Facility continued to bear interest, to be paid monthly, at 6% per annum, be secured by the assets of NYTEX Petroleum LLC (now NYTEX Petroleum) and be personally guaranteed by NYTEX Petroleum LLC’s two founding members. In May 2009, the Facility was further amended pursuant to a letter agreement such that principal and any unpaid interest on the note payable to the non-executive founding member are to be paid in full upon completion of the Company’s $5,850,000 private placement of common stock, which had not occurred as of February 18, 2010. At that time the letter agreement was further amended, requiring monthly principal payments of $3,000 plus interest for eighteen months beginning March 1, 2010 and ending September 1, 2011. At the end of the eighteen-month period, the remaining principal balance and any unpaid interest are due in a lump sum. There is no penalty for early payment of principal. In addition, upon reaching a total of $6,000,000 in proceeds under the private placement offering, five percent (5%) of any funds raised above $6,000,000 will be paid as additional principal at the end of each quarter until such time that the note is paid in full. As of June 30, 2010, the Company terminated this private placement having raised $5,933,102, and the amount outstanding under the Facility was $189,000. As of June 30, 2010, the Company has no other available credit facility.
In July 2009, the Company entered into various Bridge Loans totaling $950,000, the proceeds of which were used for the acquisition of the Panhandle Field Producing Property, its initial development costs and working capital purposes. The Bridge Loans matured on January 31, 2010, with 12.5% cash interest for the six-month period, or 25% per annum, payable at maturity. As of August 23, 2010, the Company’s agreement with the Bridge Loan holders set the maturity date of principal and interest up to September 1, 2010, with no penalties for prepayment. Interest is payable at rates of 25% and 18% per annum on original Bridge Loan principal of $200,000 and $750,000, respectively. As of June 30, 2010, the Company owed $560,000 of principal (comprised of $50,000 at 25% and $510,000 at 18%) and $141,208 of interest on the Bridge Loans.
From January through June 2010, the Company sold a total 42.30% share of its working interest in the Panhandle Field Producing Property for $859,408 in cash. The Company utilized the sale proceeds to repay $290,000 of Bridge Loan principal and $28,125 of Bridge Loan interest, with the remaining proceeds applied towards general working capital purposes. Also during this period, the Company transferred a 3.03% share of its working interest in the Panhandle Field Producing Property in exchange for the reduction of Bridge Loan principal of $62,388; as part of this same transaction, the Bridge Loan holder contributed their share of development funds for the recently acquired 3.03% working interest in the Panhandle Field Producing Property via reductions of amounts due them from the Company for Bridge Loan principal and accrued interest of $37,612 and $12,500, respectively. As of June 30, 2010, the Company maintained a 29.67% working interest in the Panhandle Field Producing Property.
In April and June 2010, the Company also entered into short-term unsecured advance agreements with an unrelated party, utilizing the funds for operational and working capital purposes. As of June 30, 2010, the Company had borrowed $180,000, $100,000 of which was outstanding at June 30, 2010, interest payable at a rate of 18% per annum, with principal and interest payments beginning in August 2010 and due in full on September 15, 2010.

The following table sets forth the Company’s cash flows and significant investing activities, and has been derived from the unaudited financial statements of the Company for the six months ended June 30, 2010 and 2009.

	Six months ended
	June 30,
	2010	2009
Cash flows provided by (used in):
Operating activities	$(515,190)	(1,064,248)
Investing activities	751,748	(386,856)
Financing activities	(16,383)	1,313,000

Capital expenditures for oil and gas properties	2,160	161,371
Investments in unconsolidated subsidiaries	105,500	223,818
The Company experienced an improvement in net cash used in operating activities of $549,058 for the six months ended June 30, 2010 as compared to the same period in 2009. This improvement was primarily driven by a decrease in net loss of $741,383, and when comparing the 2010 change to that of the prior period, increases in other liabilities of $807,391 and accounts payable and accrued expenses of $261,536, partially offset by a decrease in non-cash operating charges of $670,870. The change in other liabilities of $528,935 in the 2010 period was primarily due to a $249,036 increase in deferred revenue and a $330,011 increase in wells in progress, a liability for funds held on behalf of outside investors in oil and gas projects the Company administers and are to be paid to the project operator as capital expenditures are billed by the operator, versus decreases in wells in progress of $104,718 and deferred revenue of $173,708 in the comparable 2009 period as projects within the Company’s project administration business were being worked and completed in 2009. The increase in accounts payable and accrued expenses during 2010 primarily relates to obligations related to the oil containment boom activities. The decrease in non-cash operating charges was primarily the result of recording a gain on the sale of assets of $578,873 during the 2010 period.
Net cash provided by investing activities primarily consists of investments in unconsolidated subsidiaries, capital expenditures for proved properties for the Company’s oil and gas portfolio and proceeds from the sale of oil and gas properties. For the six months ended June 30, 2010, the Company invested $105,500 in unconsolidated subsidiaries, namely Supreme Vacuum, representing the Company’s proportionate share of capital calls, received proceeds of $859,408 from the sale of a portion of its interest in the Panhandle Field Producing Property, and made minimal investments in proved oil and gas properties due to its focus on maintaining existing properties in 2010 as opposed to the discovery of new properties as in 2009. For the six months ended June 30, 2009, the Company invested $223,818 in unconsolidated subsidiaries and made capital expenditures of $161,371 primarily related to the development of the Lakeview Shallow Prospect. The investment in unconsolidated subsidiaries represented investments of $190,818 in Supreme Vacuum, for the Company’s proportionate share of capital expenditures related to the construction of a mud mixing plant as well as additional equity interests, and $33,000 in a limited partnership operating a salt-water disposal facility.
Net cash used in financing activities primarily consists of proceeds received from the issuance of common stock and notes payable offset by repayments of debt. For the six months ended June 30, 2010, the Company received $181,100 in equity sale proceeds and $180,000 under short-term unsecured advances, offset by payments of $290,000 for Bridge Loan principal and $80,000 towards short-term unsecured advances. For the six months ended June 30, 2009, the Company received $1,413,000 in equity sale proceeds, partially offset by a $100,000 payment on its debt with a related party.
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
CRITICAL ACCOUNTING POLICIES
The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to consolidated financial statements which accompany the consolidated financial statements included in the Company’s report on Form 10-12G/A filed with the SEC on August 12, 2010. These policies have been consistently applied in all material respects.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, the Company reviews its estimates based on information that is currently available. Changes in facts and circumstances may cause the Company to revise its estimates. The most significant estimates relate to revenue recognition, depreciation, depletion and amortization, and the assessment of impairment of long-lived assets and oil and gas properties. Actual results could differ from estimates under different assumptions and conditions, and such results may affect income, financial position or cash flows.

Oil and Gas Properties
The Company follows the successful efforts method of accounting for oil and gas exploration and development costs. Under this method of accounting, all property acquisition costs and costs of exploratory wells are capitalized when incurred, pending determination of whether additional proved reserves are found. If an exploratory well does not find additional reserves, the costs of drilling the well are charged to expense. The costs of development wells, whether productive or nonproductive, are capitalized.
Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred.
Long-lived Assets
Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If it is determined that the carrying amount may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes, prices and costs, considering all available information at the date of the impairment review.
Investments in Unconsolidated Subsidiaries
The Company utilizes the equity method to account for investments in unconsolidated subsidiaries for which the Company has the ability to exercise significant influence over operating and financial policies. The Company records equity method investments at cost and adjusts for the Company’s proportionate share of net earnings or losses of the unconsolidated subsidiaries. The Company records losses in its unconsolidated subsidiaries up to the amount of the investment plus advances and loans made to the unconsolidated subsidiaries and financial guarantees made on behalf of the unconsolidated subsidiaries.
Revenue Recognition
The Company recognizes revenues for promoting certain oil and gas projects, including oil containment boom activities, and administering the ownership interests of investors in those projects. Administration fees are deferred on the balance sheet as the project is undertaken. As the Company performs its administration services, deferred administration fees are recognized as revenue when each discrete phase of a project is completed and the services have been completed.
The Company records revenues from the sales of natural gas and crude oil when product delivery occurs and title and risk of loss pass to the customer, the price is fixed or determinable, and collection is reasonably assured.
The Company also provides certain accounting and management services to other companies and investment funds within the oil and gas industry. Revenues are recognized for such services as they are performed.
Fair Value of Financial Instruments
The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values of accounts receivable, accounts payable, and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of debt approximates market value due to the expected short-term nature of the obligations, as well as the use of market interest rates relative to notes payable.
Wells in Progress
The Company records a liability for funds held on behalf of outside investors in oil and gas exploration projects, which are to be paid to the project operator as capital expenditures are billed. The liability is reduced as payments are made by the Company on behalf of those outside investors to the operator of the project.

Income Taxes
Income taxes for the Company are accounted for under the liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.
The Company classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as general and administrative expense. There was no interest or general and administrative expense accrued or recognized related to income taxes for the six months ended June 30, 2010. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the six months ended June 30, 2010, or during prior periods applicable under this guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not required under Regulation S-K for “smaller reporting companies.”

Item 4.	Controls and Procedures.
MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on their evaluation, the Company’s chief executive officer and chief financial officer concluded that, as a result of the following material weaknesses in internal control over financial reporting, the Company’s disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information it is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure:
i)
The Company did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with its complexity and its financial accounting and reporting requirements. The Company has limited experience in the areas of financial reporting and disclosure controls and procedures. Also, the Company did not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

ii)
Due to its small staff, the Company did not have a proper segregation of duties in certain areas of its financial reporting process. The areas where the Company has a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis.

Changes to Internal Controls and Procedures Over Financial Reporting
The Company regularly reviews its systems of internal control over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while attempting to ensure that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, expanding accounting personnel and migrating processes. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Remediation Plans
The Company is committed to improving its financial organization. As part of this commitment, the Company will look to increase its personnel resources and technical accounting expertise within the accounting function by the end of 2010 to resolve non-routine or complex accounting matters. In addition, when funds are available, which we expect to occur by the end of 2010, we will hire additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel to enhance our internal controls. At the end of June, 2010, the Company hired a new Chief Financial Officer who brings both his expertise and knowledge needed to achieve the goals of our Company.
We currently engage an outside consulting firm to assist us in the preparation of our consolidated financial statements. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.
Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the material weakness of insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.
Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in effective internal control over financial reporting as well as disclosure controls. Due to the fact that our internal accounting staff consists solely of a Chief Financial Officer and a Controller, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is not involved in any legal proceedings and is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, consolidated financial condition or operating results.

Item 1A.	Risk Factors.
Not required under Regulation S-K for “smaller reporting companies.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
From April through June 2010, the Company issued 95,000 shares of common stock at $1.00 per share for proceeds of $95,000, along with warrants to purchase up to 95,000 shares of common stock at an exercise price of $0.50 per share for a period of three years from the date of issuance. The shares and warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom. All such purchasers represented in writing that they acquired the securities for their own accounts and not with a view to resale or distribution. All such purchasers also provided representations indicating that they are accredited investors within the meaning of Regulation D promulgated by the Securities and Exchange Commission. These proceeds were used to repay debt and for general working capital purposes.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
None.
Item 6.
Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYTEX ENERGY HOLDINGS, INC.
Date: August 23, 2010	By:	/s/ MICHAEL GALVIS
Michael Galvis
Chief Executive Officer (Principal Executive Officer)

NYTEX ENERGY HOLDINGS, INC.
Date: August 23,2010	By:	/s/ KENNETH K CONTE
Kenneth K Conte
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)