Form 10-Q
period 2010-09-30
NYTEX Energy Holdings, Inc.
filed 2010-11-15
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________
COMMISSION FILE NUMBER: 0-53915
NYTEX ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1080045 (I.R.S. Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐ No ☑.
There were 20,052,699 shares of the registrant’s common stock outstanding as of November 10, 2010.

NYTEX ENERGY HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NYTEX ENERGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$775,807	$18,136
Accounts receivable	279,049	82,124

Total current assets	1,054,856	100,260
Property and equipment — at cost, successful efforts method:
Proved properties	468,682	1,133,370
Other	71,638	50,055

	540,320	1,183,425
Less accumulated depreciation, depletion and amortization	(126,239)	(107,957)

Property and equipment, net	414,081	1,075,468
Other assets:
Investments in unconsolidated subsidiaries	—	1,479,159
Deferred financing costs	245,209	—
Deposits and other	57,035	68,640

Total other assets	302,244	1,547,799

Total assets	$1,771,181	$2,723,527

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$147,400	$511,624
Accrued expenses	29,059	125,351
Accrued expenses — related party	—	5,850
Revenues payable	139,340	33,684
Wells in progress	352,899	163,891
Deferred revenue	46,665	46,665
Debt — current portion, net of unamortized discount of $136,071	1,960,900	953,363
Debt — related party — current portion	39,000	195,000

Total current liabilities	2,715,263	2,035,428

Other liabilities:
Debt	24,637	9,807
Debt — related party	138,000	—
Asset retirement obligations	18,405	40,883

Total other liabilities	181,042	50,690

Total liabilities	2,896,305	2,086,118

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 19,802,699 and 19,129,123 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	19,803	19,129
Additional paid-in capital	8,762,587	7,911,434
Accumulated deficit	(9,907,514)	(7,293,154)

Total stockholders’equity (deficit)	(1,125,124)	637,409

Total liabilities and stockholders’ equity (deficit)	$1,771,181	$2,723,527

See accompanying notes to the consolidated financial statements.

NYTEX ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Administration fees	$385,758	$60,079	$498,693	$250,538
Crude oil & natural gas sales	38,102	70,953	131,914	84,770
Accounting service fees	15,350	23,728	48,850	72,303
Other	1,299	(2,318)	2,922	2,318

Total revenues	440,509	152,442	682,379	409,929

Operating expenses:
Lease operating expenses	18,618	121,137	84,732	158,044
Dry hole expense	—	43,249	—	45,803
Depletion and depreciation	22,050	24,875	42,927	46,166
General and administrative expenses	1,300,696	587,999	2,272,054	1,745,186
(Gain) / loss on sale of assets	111,971	—	(466,902)	—

Total operating expenses	1,453,335	777,260	1,932,811	1,995,199

Loss from operations	(1,012,826)	(624,818)	(1,250,432)	(1,585,270)

Other income (expense):
Interest income	24	57	234	679
Interest expense	(80,343)	(60,169)	(168,044)	(60,169)
Interest expense — related party	(2,700)	(2,922)	(8,460)	(9,775)
Equity in loss of unconsolidated subsidiaries	(76,305)	(150,485)	(316,908)	(496,645)
Loss on sale of unconsolidated subsidiary	(870,750)	—	(870,750)	—

Total other income (expense)	(1,030,074)	(213,519)	(1,363,928)	(565,910)

Net loss	$(2,042,900)	$(838,337)	$(2,614,360)	$(2,151,180)

Net loss per share, basic and diluted	$(0.10)	$(0.04)	$(0.13)	$(0.12)

Weighted average shares outstanding	19,728,928	18,895,270	19,394,022	18,567,879

See accompanying notes to the consolidated financial statements.

NYTEX ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,614,360)	$(2,151,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	42,927	46,166
Equity in loss of unconsolidated subsidiaries	316,908	496,645
Stock-based compensation	507,520	—
Accretion of discount on asset retirement obligations	3,125	—
Amortization of debt discount	38,892	—
Loss on sale of assets	403,848	13,231
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(196,925)	(139,146)
(Increase) decrease in deposits and other	(151)	(52,529)
Increase (decrease) in accounts payable and accrued expenses	(86,903)	474,729
Increase (decrease) in accrued expenses — related party	(5,850)	—
Increase (decrease) in due to affiliate	—	49,047
Increase (decrease) in other liabilities	138,896	(374,231)

Net cash used in operating activities	(1,452,073)	(1,637,268)
Cash flows from investing activities:
Investments in oil and gas properties	(2,160)	(895,599)
Proceeds from sale of oil and gas properties	859,408	—
Investments in property and equipment	—	(1,667)
Investments in unconsolidated subsidiaries	(108,500)	(332,796)
Proceeds from sale of unconsolidated subsidiaries	400,000	—

Net cash provided by (used in) investing activities	1,148,748	(1,230,062)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	181,100	1,826,002
Payments on debt — related party	(18,000)	(100,000)
Borrowings under notes payable	1,755,000	950,000
Payments on notes payable	(611,895)	—
Debt issuance costs	(245,209)	—

Net cash provided by financing activities	1,060,996	2,676,002

Net increase (decrease) in cash and cash equivalents	757,671	(191,328)
Cash and cash equivalents at beginning of period	18,136	300,084

Cash and cash equivalents at end of period	$775,807	$108,756

Supplemental disclosures of cash flow information:
Total cash paid for interest	$124,609	$6,850

Cash paid for interest — related party	$14,310	$6,850

Supplemental disclosure of non-cash information:
Exchange of working interest in oil and gas properties to retire debt	$62,388	$—

Exchange of working interest in oil and gas properties to satisfy payables	$161,706	$—

Exchange of wells in progress funds to retire debt	$37,612	$—

Exchange of wells in progress funds to satisfy accrued interest	$12,500	$—

Acquisition of equipment under financing arrangements	$21,583	$—

Issuance of common stock and warrants in connection with debt transactions	$154,273	$—

See accompanying notes to the consolidated financial statements.

NOTE 1. NATURE OF BUSINESS AND LIQUIDITY
NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company consisting of two wholly owned subsidiaries: NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of oil and natural gas reserves, and Supreme Oilfield Services, Inc. (“Supreme Oilfield”), a holding company for the Company’s investment in Supreme Vacuum Services, Inc. (“Supreme Vacuum”). However, on September 8, 2010, the Company, through its wholly-owned subsidiary Supreme Oilfield, disposed of its interest in Supreme Vacuum, as more fully described in Note 6. NYTEX Energy and subsidiaries are collectively referred to herein as the “Company”.
Liquidity
During the nine months ended September 30, 2010, the Company incurred a net loss of $2,614,360 and used cash in operations of $1,452,073. Additionally, at September 30, 2010 current liabilities totaling $2,715,263 exceeded current assets totaling $1,054,856. Funding needs of the Company have historically been provided by proceeds from equity funding, however, there can be no assurance that such funds, if needed, will be available in the future. During the nine months ended September 30, 2010, the Company received gross cash proceeds from the sale of its common stock and warrants of $181,100 and proceeds from short-term borrowings of $1,755,000, along with $859,408 from the sale of oil and gas properties and $400,000 from the sale of its investment in Supreme Vacuum. These proceeds were used to repay debt and for general working capital purposes.
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
The consolidated results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
Stock-Based Compensation
The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.
On July 21, 2010, the Company issued 488,001 shares of common stock to certain employees and individuals, with a grant-date fair value of $507,520 which was recorded as stock-based compensation expense, a component of general and administrative expenses.
Reverse Stock Split
On November 1, 2010, the Company effected a one-for-two reverse stock split to shareholders. All share and per share information referenced and presented within this filing has been retroactively adjusted to reflect the reverse stock split.
Loss per Common Share
Basic earnings per share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. For the nine months ended September 30, 2010 and 2009, the Company had potentially dilutive shares of approximately 3,325,451 and 2,755,751, respectively, which were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine month periods ended September 30, 2010 and 2009, basic and diluted per share amounts are the same, as the effect of common stock equivalents is anti-dilutive.
Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-03, Extractive Industries — Oil and Gas, (Topic 932): Oil and Gas Reserve Estimation and Disclosure, which aligned U.S. GAAP with Securities and Exchange Commission (“SEC”) updated reporting and disclosure requirements for energy companies that went into effect on January 1, 2010, effective for annual reporting periods ending on or after December 31, 2009. The Company included the required disclosures in the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 contained elsewhere within this filing under the guidance of the Modernization of Oil and Gas Reporting update issued by the SEC in December 2008.
Reclassifications
Certain reclassifications have been made to the comparative consolidated financial statements to conform to the current period’s presentation.
NOTE 3. OIL AND GAS PROPERTIES
Oil and gas properties consist of the following:

	September 30,	December 31,
	2010	2009
Proved properties	$468,682	$1,133,370
Accumulated depreciation, depletion and amortization — oil & gas properties	(94,639)	(87,997)

	$374,043	$1,045,373

In September 2010, the Company elected to sell its 20% share in the Lakeview Shallow Prospect (“Lakeview Shallow Prospect”), a 12,000 ± acre coalbed methane gas field drilling project in southeastern Oklahoma purchased in mid-2008, to the operator in exchange for the outstanding balance due of $161,706. The Company recognized a loss on sale of $111,971 for the three and nine months ended September 30, 2010.

Depreciation, depletion and amortization expense of oil and gas properties was $31,288 and $42,275 for the nine months ended September 30, 2010 and 2009, respectively.
NOTE 4. ASSET RETIREMENT OBLIGATIONS
The Company’s asset retirement obligations primarily represent the estimated present value of the amount it will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determines its asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The following represents a reconciliation of the asset retirement obligations for the nine months ended September 30, 2010:

Asset retirement obligation, December 31, 2009	$40,883
Liability extinguished upon sale of oil and gas properties	(25,603)
Accretion of discount	3,125

Asset retirement obligation, September 30, 2010	$18,405

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES
The Company owns a 14.31% ownership interest in Waterworks, LP (“Waterworks”), a salt-water disposal facility in Wise County, Texas, at September 30, 2010. The Company has significant influence over the operations of Waterworks and is responsible for managing the interests of the limited partners. However, the Company does not control Waterworks and accordingly its investment in Waterworks is accounted for under the equity method. Income/(loss) attributable to the Company’s interest in Waterworks was ($8,500) and $3,262 for the nine months ended September 30, 2010 and 2009, respectively. The carrying value of the Company’s investment in Waterworks was $0 at September 30, 2010.
NOTE 6. DISPOSITION OF SUPREME VACUUM SERVICES
Supreme Vacuum provides oilfield fluid services in South Texas, specializing in drilling and production fluids handling, sales and storage. Beginning on August 26, 2008, the Company, through its wholly owned subsidiaries as well as NYTEX Petroleum’s predecessor entity NYTEX Petroleum LLC, made a series of equity investments in Supreme Vacuum, after which the Company maintained an approximate 71.18% ownership interest in Supreme Vacuum as of August 31, 2010. The total amount of these investments was $2,172,130.
On September 8, 2010, the Company, through its wholly-owned subsidiary Supreme Oilfield, completed the disposition of all of its shares (“Supreme Vacuum Shares”) of common stock of Supreme Vacuum and a promissory note payable by Supreme Vacuum to Supreme Oilfield in the original principal amount of $31,250 (the “Note”). The Supreme Vacuum Shares and the Note were sold in exchange for a cash purchase price of $400,000 pursuant to a Purchase Agreement, dated August 27, 2010 by and among, Leo Quintanilla and Hector Quintanilla (as “Purchasers”), Supreme Oilfield, the Company, NYTEX Petroleum, Supreme Fluid Services Partners, LLC, Supreme Vacuum, Goldwell Investments, Inc., Weldon Cude and Hill Martin (the “Purchase Agreement”).
The Company’s ownership in Supreme Vacuum has consistently been reported as an unconsolidated subsidiary accounted for under the equity method, as the Company did not possess majority voting control over Supreme Vacuum. Losses attributable to the Company’s interest in Supreme Vacuum were $308,408 and $499,907 for the nine months ended September 30, 2010 and 2009, respectively. The Company recognized a loss of approximately $870,750 upon the sale of its investment in Supreme Vacuum.
NOTE 7. DEBT
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
Effective upon maturity, the Bridge Loan holders executed letter agreements with the Company extending the maturity date of principal and interest up to September 1, 2010, and further extended to December 1, 2010, with no penalties for prepayment. Interest was also revised, and is payable at rates of 25% and 18% per annum on original Bridge Loan principal of $200,000 and $750,000, respectively. As of September 30, 2010, the Company owed $515,001 of principal (comprised of $0 at 25% and $515,001 at 18%) and $1,803 of interest on the Bridge Loans.
From January through September 2010, the Company sold a total 43.81% share of its working interest in the Panhandle Field Producing Property for $859,408 in cash, resulting in a gain of $578,873 recorded in the Consolidated Statements of Operations. The Company utilized the sale proceeds to repay $290,000 of Bridge Loan principal and $28,125 of Bridge Loan interest, with the remaining proceeds applied towards general working capital purposes. Also during this period, the Company transferred a 3.03% share of its working interest in the Panhandle Field Producing Property in exchange for the reduction of Bridge Loan principal of $62,388; as part of this same transaction, the Bridge Loan holder contributed their share of development funds for the recently acquired 3.03% working interest in the Panhandle Field Producing Property via reductions of amounts due them from the Company for Bridge Loan principal and accrued interest of $37,612 and $12,500, respectively. As of September 30, 2010, the Company maintained a 28.16% working interest in the Panhandle Field Producing Property.
Interest expense related to the Bridge Loans totaled $39,670 and $60,169 for the three months ended September 30, 2010 and 2009, respectively, and $126,136 and $60,169 for the nine months ended September 30, 2010 and 2009, respectively.
The Company has also entered into short-term unsecured advance agreements with an unrelated party. On April 19, 2010, the Company borrowed $80,000, which was used for operational and working capital purposes. Interest was payable at a rate of 18% per annum, with principal and interest paid in full on May 24, 2010. And on June 25, 2010, the Company borrowed $100,000, which was used for operational and working capital purposes. Interest was payable at a rate of 18% per annum, with principal and interest paid in full as of September 15, 2010. In addition, related to the June 25 advance, on August 12, 2010 the Company issued warrants to purchase up to 20,000 shares of common stock. These warrants enable the holder to purchase shares of the Company’s common stock at an exercise price of $1.50 per share for a period of three (3) years from the effective date of the warrant.
In addition, in October 2009 the Company purchased a truck for $15,400, financing $13,450 over 48 months with interest payable monthly at a rate of 7.25% per annum. And in June 2010 the Company purchased an automobile for $21,583, financed over 60 months with interest payable monthly at a rate of 7.25% per annum.
In August 2010, the Company initiated an offering of convertible debt (“Debenture”) of up to $2,150,000 to fund the on-going working capital needs of the Company. Terms of the Debenture offering were as follows: 1) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of 180 days from the date of issuance; 2) the Debenture is convertible at any time prior to maturity at $1.50 per share of common stock of the Company; and 3) each unit includes a three year warrant to purchase up to 20,000 shares of common stock at an exercise price of $2.00 per share for a period of three (3) years from the effective date of the warrant. Fractional unit sales will be at the discretion of the Company. As of September 30, 2010, the Company had raised $1,575,000 under the Debenture offering, had issued warrants to purchase up to 315,000 shares of common stock, and had also issued 35,000 shares of common stock to certain Debenture holders. The Company recorded the fair value of the warrants and stock as a debt discount of $154,273 and is amortizing this discount to interest over the life of the debt. The Debenture offering was closed on October 11, 2010.
Debt, net of unamortized discount, consisted of the following:

	September 30,	December 31,
	2010	2009
Bridge Loans	$515,001	$950,000
Debenture	1,438,929	—
Notes payable — autos	31,607	13,170

Total debt	1,985,537	963,170
Less current portion	1,960,900	953,363

Total long-term debt	$24,637	$9,807

NOTE 8. DEBT — RELATED PARTY
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
As of September 30, 2010, the Company had raised $5,933,102 under its private placement, and the amount outstanding under the Facility was $177,000. In addition, during the nine months ended September 30, 2010 and 2009, interest expense related to the Facility totaled $8,460 and $9,775, respectively.
NOTE 9. EQUITY
In August 2008, the Company, with NYTEX Petroleum LLC as agent, initiated a private placement of its common stock, offering 2,200,000 common shares at $2.00 per share along with a three-year warrant exercisable at $1.00 per share. As of April 2009, the private placement offering was expanded to $5,850,000 and was further expanded to $8,000,000 in February 2010. On July 22, 2010, the Company concluded the sale of 2,966,551 shares of its common stock for a total purchase price of $5,933,102 pursuant to the private placement. In addition, 110,275 shares were issued as an inducement to purchase the common stock.
During the nine months ended September 30, 2010, the Company issued a total of 91,200 common shares under this private placement for net cash proceeds of $181,100, along with warrants to purchase up to 91,200 shares of common stock. These warrants enable the holder to purchase shares of the Company’s common stock at an exercise price of $1.00 per share for a period of three (3) years from the effective date of the warrant.
In addition, effective January 31, 2010 when the Bridge Loans became due, the Company paid an accommodation fee in the form of 59,375 shares of common stock to the providers of the Bridge Loans.
On July 9, 2010, the Company issued 488,001 shares of its common stock to certain employees and individuals. The fair value of these shares was $507,520 and was recorded as stock-based compensation in the accompanying statements of operations.
Related to the June 25 short-term unsecured advance agreement, on August 12, 2010, the Company issued warrants to purchase up to 20,000 shares of common stock at an exercise price of $1.50 per share for a period of three (3) years from the effective date of the warrant. The fair value of the warrants on the date of grant was determined to be $8,934 using the Black-Scholes option pricing model.
And in connection with the Debenture offering, in August and September, 2010 the Company issued warrants to purchase up to 315,000 shares of common stock at an exercise price of $2.00 per share. The fair value of the warrants on the date of grant was determined to be $117,873 using the Black-Scholes option pricing model. In addition to the warrants, the Company issued 35,000 shares of common stock to certain Debenture holders, with a grant-date fair value of $36,400.
The fair value of the 335,000 warrants issued in connection with the debt transactions in 2010 totaled $126,807 and was determined using the following weighted average attributes and assumptions: share price of $1.04, risk-free interest rate of approximately 0.77%, expected dividend yield of 0%, expected life 3 years, and expected volatility 80%.
A summary of the warrants granted during the nine months ended September 30, 2010 is as follows:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding at December 31, 2009	2,899,251	$1.00
Warrants issued	426,200	1.76
Warrants exercised	—	—

Outstanding at September 30, 2010	3,325,451	$1.10

NOTE 10. INCOME TAXES
For the nine months ended September 30, 2010 and 2009, the Company had net losses of $2,614,360 and $2,151,180, respectively. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009, the Company has accumulated net operating losses totaling $4,504,630. The net operating loss carryforwards will begin to expire in 2028 if not utilized. The Company has recorded net losses in each year since inception and through September 30, 2010. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at September 30, 2010.
NOTE 11. OIL CONTAINMENT BOOM ACTIVITIES
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
To fund the purchases of Boom, NYTEX Petroleum entered into Oil Containment Boom Purchase/Rental Agreements (“Participant Agreements”) with outside participants to act as agent on behalf of the participant to purchase Boom and rent it pursuant to the terms of the Simpson Agreement. The Participant Agreements provide for the participant to receive 100% of the Contractor Payments remitted by Simpson to NYTEX Petroleum until such time that the participant has recovered 100% of their cost of the delivered Boom (referred to as “Participant Payout”). After Participant Payout is achieved, subsequent Contractor Payments remitted by Simpson to NYTEX Petroleum will be split as follows: 60% to the participant, 20% to NYTEX Petroleum, and 20% to DMBC, Inc., who facilitated the transactions. As of September 30, 2010, NYTEX Petroleum had received $1,790,625 from participants under Participant Agreements, had made payments towards rental Boom purchases totaling $1,005,303, and transferred $678,710 of funds collected under Participant Agreements to the Purchaser Agreement program (defined below) due to limited opportunities to purchase and deploy additional rental Boom.
NYTEX Petroleum also entered into Gulf Oil Spill Boom Sales Agreements (“Purchaser Agreements”) with outside participants to purchase Boom and resell at a profit to buyers including, but not limited to, coastal cities, counties, parishes and BP (collectively, the “Boom Buyers”) pursuant to the terms of the Simpson Agreement. The Purchaser Agreements provide that immediately upon NYTEX Petroleum’s receipt of funds for the sale of Boom, NYTEX Petroleum will remit to Purchaser 100% of Purchaser’s purchase price of the Boom together with 40% of the profit, less shipping and handling and insurance costs. As of September 30, 2010, NYTEX Petroleum had received $2,409,500 from participants under Purchaser Agreements, transferred $678,710 of funds collected under Participant Agreements to the Purchaser Agreement program as noted earlier, and had made payments towards Boom purchases under the sales program totaling $2,874,150.
On July 1, 2010, NYTEX Petroleum and Simpson entered into an Oil Spill Containment and Absorbent Boom Sales Agreement (“Boom Sales Agreement”) to include the purchase of various sizes and types of containment and absorbent Boom and to resell the Boom to the Boom Buyers. Simpson sourced the Boom products that met BP specifications and, upon approval of each order by NYTEX Petroleum, shipped direct from suppliers to the Boom Buyers or to Simpson’s warehouse. Furthermore, Simpson agreed that for any Boom which remained unsold after 30 days from being warehoused and upon receipt of written notice from NYTEX Petroleum, then Simpson shall purchase the unsold Boom from NYTEX Petroleum at the delivered price paid by NYTEX Petroleum, including warehousing, insurance, and other costs incurred during this 30 day period. As of September 30, 2010, Boom representing a delivered cost of $877,150 was repurchased by Simpson under the Boom Sales Agreement, with $646,600 having been paid by Simpson as of September 30, 2010.
Relative to oil containment boom activities, the Company recorded administration fee revenue of $380,855 and $482,840 for the three and nine month periods ended September 30, 2010, respectively. Revenue and accounts receivable associated with the oil containment boom activities are recorded net of amounts paid or owed under the Participant Agreements and Purchaser Agreements. As such, only the net fee retained or earned is recognized in the Company’s consolidated balance sheet as of September 30, 2010 and consolidated results of operations for the three and nine month periods ended September 30, 2010.

NOTE 12. COMMITMENTS AND CONTINGENCIES
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
On September 10, 2010, the Company received service of process of a lawsuit filed on behalf of certain persons (“Plaintiffs”), relating to 75.0% of certain producing oil and gas leaseholds in the Texas panhandle consisting of 10 producing wells on 320 acres known as the Panhandle Field Producing Property. On August 1, 2009, NYTEX Petroleum acquired and assumed operations of the Panhandle Field Producing Property. The Plaintiffs allege that NYTEX Petroleum did not engage in a single well re-completion (refrac) operation as required by the purchase document between Plaintiffs and NYTEX Petroleum (the “Purchase Document”). As a result of this alleged lack of performance, Plaintiffs believe they are entitled to pursue repurchase of the Panhandle Field Producing Property in accordance with a buyback provision set forth in the Purchase Document. The Company believes that NYTEX Petroleum has performed as required, that this lawsuit is wholly without merit, is frivolous, and intends to vigorously defend itself in this action.
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
NOTE 13. SUBSEQUENT EVENTS
Subsequent to September 30, 2010, the Company issued 250,000 shares of its common stock to an employee for services.
In addition, from October 1 through October 11, 2010, in conjunction with the Debenture offering, the Company raised $575,000, issued warrants to purchase up to 115,000 shares of common stock at an exercise price of $2.00 per share, and issued 10,000 shares of common stock to certain Debenture holders.

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
NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company consisting of two wholly owned subsidiaries: NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of oil and natural gas reserves, and Supreme Oilfield Services, Inc. (“Supreme Oilfield”). NYTEX Energy and subsidiaries are collectively referred to herein as the “Company”.
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
In mid-2008, NYTEX Petroleum purchased from an unrelated party a 20% non-operating working interest in the Lakeview Shallow Prospect (“Lakeview Shallow Prospect”), a 12,000 ± acre coalbed methane (“CBM”) gas field drilling project in southeastern Oklahoma. The first nine wells in the Lakeview Shallow Prospect were drilled in mid 2008 when costs for drilling and tubular goods were at peak prices. The actual cost exceeded the budgeted amount by 37%. The Company reported a non-cash impairment of $499,219 which is reflected in the 2008 consolidated financial statements. In September 2010, the management of NYTEX elected to sell its 20% share in the Lakeview Shallow Prospect to the operator in exchange for the outstanding balance due of $161,706. The Company recognized a loss of $111,971.
In August 2009, the Company acquired 75% ownership in the Panhandle Field Producing Property, a 320 acre producing oil and gas property in the Texas panhandle consisting of 18 wells. As the new operator, NYTEX Petroleum has begun to perform technically proven fracture stimulations known as “refracs” on approximately 10 of the existing wells and has successfully completed the first refrac and has put it into commercial oil production. NYTEX Petroleum also plans to drill 15 locations beginning in the fourth quarter of 2010 and 13 additional drilling locations targeting the Red Cave formation at a depth of 2,400 feet beginning in mid 2011. The property lies within the vast Panhandle Field that extends into Oklahoma and Kansas, which since its discovery in 1918, has produced approximately 1.1 billion barrels of oil and 36 trillion cubic feet of gas, all at depths above 3,000 feet. Currently 10 of the Company’s wells are in production with an average combined rate of 25 barrels of oil per day and 45 MCF of gas per day. As of September 30, 2010, the Company sold or transferred a portion of its 75% working interest in the Panhandle Field Producing Property for $859,408 in cash, recognized a gain on sale of $578,873, and retained a 28.16% working interest.
Beginning on August 26, 2008, the Company made a series of equity investments in Supreme Vacuum Services, Inc. (Supreme Vacuum”), an oilfield fluid sales and transportation service company in South Texas, as a result of which the Company maintained a

71.18% ownership interest in Supreme Vacuum. As disclosed on our Form 8-K, filed with the SEC on September 30, 2010, on September 8, 2010, the Company completed the disposition of all of its shares (“Supreme Vacuum Shares”) of common stock of Supreme Vacuum and a promissory note payable by Supreme Vacuum to Supreme Oilfield in the original principal amount of $31,250. Our ownership in Supreme Vacuum has consistently been reported as an unconsolidated subsidiary because we did not possess majority voting control over Supreme Vacuum. For the nine months ended September 30, 2010, we reported a net loss attributable to Supreme Vacuum of $308,408. These losses were a primary motivation behind our decision to dispose of the Supreme Vacuum Shares. We recognized a loss of $870,750 as a result of our sale of Supreme Vacuum.
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
Beginning in August, 2010 the Company initiated an offering for Convertible Debenture Units of up to $2,150,000 to fund the on-going working capital needs of the Company. Each Unit includes (i) a Convertible Debenture earning 12% interest per annum, payable monthly, with a maturity date of 180 days from issuance, convertible at any time prior to maturity at $1.50 per share of the Company’s common stock, and (ii) a warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share for a period of three years.
Three months ended September 30, 2010 compared to the three months ended September 30, 2009
Summarized Results of Operations

	Three months ended
	September 30,		Increase
	2010	2009	(Decrease)
Total revenues	$440,509	$152,442	$288,067
Total operating expenses	1,453,335	777,260	676,075

Loss from operations	(1,012,826)	(624,818)	(388,008)
Total other income (expenses)	(1,030,074)	(213,519)	(816,555)

Net loss	$(2,042,900)	$(838,337)	$(1,204,563)

Revenues increased $288,067, or 189%, to $440,509 from $152,442 for the three months ended September 30, 2010 over the comparable period in 2009 primarily due to the Gulf Coast Rental Boom/Sales Boom income in 2010 of $380,855 offsetting decreases in crude oil and natural gas revenue of $32,851. This decrease was due to the partial sale of the Company’s interest in the Panhandle Field Producing Property. Project management fee income and other revenue for accounting and management fees decreased $59,937. This decrease was attributable to a shift in the Company’s business strategy towards building revenue-producing assets through proved properties and producing operations with less reliance upon fees earned for managing investment projects within the oil and gas industry.
Operating costs, excluding depletion and depreciation, decreased $145,768, or 89%, to $18,618 from $164,386 for the three months ended September 30, 2010 over the comparable period in 2009 primarily due to a decrease in 2010 in lease operating expenses of

$102,519 and dry hole costs of $43,249 largely due to the Company’s partial sale of its interest in the Panhandle Field Producing Property in 2010 combined with substantial work performed in 2009 on the Panhandle Field Producing Property.
Depletion and depreciation decreased $2,825, or 11%, to $22,050 from $24,875 for the three months ended September 30, 2010 over the comparable period in 2009 primarily due to the partial sale of the Company’s interest in the Panhandle Field Producing Property in 2010.
General and administrative expenses, excluding depletion and depreciation, increased $712,697, or 121%, to $1,300,696 from $587,999 for the three months ended September 30, 2010 as compared to 2009 primarily due to realizing $507,520 in 2010 stock-based compensation to certain employees and individuals in exchange for services, as well as an increase in third party consulting, geological services and legal services totaling $275,303 attributable to the Company’s focus on maintaining existing properties and in connection with various financing, acquisition and disposition activities including the private placement of debentures and the disposition of our equity in Supreme Vacuum. These increases in general and administrative expenses were partially offset by a decrease in overall salaries of $62,478 due to voluntary reductions in management salaries and two fewer employees for most of 2010 and also a slight decrease in general overhead expenses of $7,648.
Loss on sale of assets increased $111,971, or 100% to $111,971 from $0 for the three months ended September 30, 2010 as compared to 2009, resulting from the Company’s sale of its interest in the Lakeview Shallow Prospect.
Other expenses, net increased $816,555, or 382%, to $1,030,074 from $213,519 for the three months ended September 30, 2010 as compared to 2009 primarily due to the loss on the sale of Supreme Vacuum of $870,750 offset to a small degree by the decrease in the Company’s proportionate share of the losses in its unconsolidated subsidiaries, namely Supreme Vacuum, of $74,180. Interest expense increased $20,174 for the three months ended September 30, 2010 primarily due to interest on the Debentures beginning in August 2010 of $27,960.
Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
Summarized Results of Operations

	Nine months ended
	September 30,		Increase
	2010	2009	(Decrease)
Total revenues	$682,379	$409,929	$272,450
Total operating expenses	1,932,811	1,995,199	(62,388)

Loss from operations	(1,250,432)	(1,585,270)	334,838
Total other income (expenses)	(1,363,928)	(565,910)	(798,018)

Net loss	$(2,614,360)	$(2,151,180)	$(463,180)

Revenues increased $272,450, or 66%, to $682,379 from $409,929 for the nine months ended September 30, 2010 over the comparable period in 2009 primarily due to the fee earned on the Gulf Coast Oil Containment Boom in 2010 of $482,840, partially offset by decreases in project administration fees of $234,685 and accounting and management fees of $23,453. These decreases were attributable to a shift in the Company’s business strategy towards building revenue-producing assets through proved properties and producing operations with less reliance upon fees earned for managing investment projects within the oil and gas industry. Revenues from crude oil and natural gas sales increased $47,144.
Operating costs, excluding depletion and depreciation, decreased $119,115, or 58% to $84,732 from $203,847 for the nine months ended September 30, 2010 over the comparable period in 2009 primarily due to a decrease in 2010 in lease operating expenses of $73,312 and dry hole costs of $45,803 largely due to the Company’s partial sale of its interest in the Panhandle Field Producing Property in 2010 combined with substantial work performed in 2009 on the Panhandle Field Producing Property.
Depletion and depreciation decreased $3,239, or 7%, to $42,927 from $46,166 for the nine months ended September 30, 2010 over the comparable period in 2009 primarily due to the partial sale of the Company’s interest in the Panhandle Field Producing Property in 2010.
General and administrative expenses, excluding depletion and depreciation, increased $526,868, or 30%, to $2,272,054 from $1,745,186 for the nine months ended September 30, 2010 as compared to 2009 primarily due to realizing $507,520 in 2010 stock-

based compensation to certain employees and individuals in exchange for services, as well as an increase in third party consulting, geological services and legal services totaling $163,481, attributable to the Company’s focus on maintaining existing properties and in connection with various financing, acquisition and disposition activities including the private placement of debentures and the disposition of our equity in Supreme Vacuum. These increases in general and administrative expenses were partially offset by a decrease in overall salaries of $126,357 due to voluntary reductions in management salaries and two fewer employees for most of 2010 along with a slight decrease in general overhead expenses of $17,776.
Gain on sale of assets increased $466,902, or 100% to $466,902 from $0 for the nine months ended September 30, 2010 as compared to 2009, resulting from a gain of $578,873 from the Company’s sale in 2010 of a portion of its interest in the Panhandle Field Producing Property, partially offset by the loss in 2010 from the sale of the Lakeview Shallow Prospect of $111,971.
Other expenses, net increased $798,018, or 141%, to $1,363,928 from $565,910 for the nine months ended September 30, 2010 over the comparable period in 2009 primarily due to the loss on the sale of Supreme Vacuum of $870,750 offset to a small degree by the decrease in the Company’s proportionate share of the losses in its unconsolidated subsidiaries, namely Supreme Vacuum, of $179,737. Interest expense increased $107,875 for the nine months ended September 30, 2010 primarily due to interest on the Debentures beginning in August 2010 of $27,960 and an increase in interest related to the Bridge Loans of $65,967.
Liquidity and Capital Resources
The Company’s working capital needs have historically been satisfied through equity investments from private investors and more recently also through the sale of assets. Historically, the primary use of cash for the Company has been to pay for investments such as Supreme Vacuum, the Lakeview Shallow Prospect and the Panhandle Field Producing Property as well as general working capital requirements.
Since inception, the Company has incurred significant net losses from operations, with an accumulated deficit as of September 30, 2010 of $9,907,514. Currently, we do not have an established source of revenues sufficient to cover our operating costs. We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. To meet our present and future liquidity requirements, we are continuing to seek additional funding through private placements, sales of assets, conversion of payables into common stock, collections on accounts receivable, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short-term or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.
As of September 30, 2010, the Company had cash and cash equivalents of $775,807, and a working capital deficit (measured by current assets less current liabilities) at September 30, 2010 of $1,660,407. During the nine months ended September 30, 2010, the Company raised an additional $181,100 from the sale of 91,200 shares of common stock, $1,755,000 through short-term borrowings, $400,000 from the disposition of its interest in Supreme Vacuum, and $859,408 through the sale of a portion of its interest in the Panhandle Field Producing Property. These proceeds were used for general working capital purposes and the repayment of notes payable.
In March 2006, NYTEX Petroleum LLC entered into a $400,000 revolving credit facility (“Facility”) with one of its founding members to be used for operational and working capital needs. In August 2008, the revolving nature of the Facility was terminated, with the then unpaid principal balance of $295,000 on the Facility effectively becoming a note payable to the non-executive founding member. The Facility continued to bear interest, payable monthly, at 6% per annum, be secured by the assets of NYTEX Petroleum LLC (now NYTEX Petroleum) and be personally guaranteed by NYTEX Petroleum LLC’s two founding members. In May 2009, the Facility was further amended pursuant to a letter agreement such that principal and any unpaid interest on the note payable to the non-executive founding member was to be paid in full upon completion of the Company’s $5,850,000 private placement of common stock, which had not occurred as of February 18, 2010. At that time the letter agreement was further amended, requiring monthly principal payments of $3,000 plus interest for eighteen months beginning March 1, 2010 and ending September 1, 2011. At the end of the eighteen-month period, the remaining principal balance and any unpaid interest are due in a lump sum. There is no penalty for early payment of principal. In addition, upon reaching a total of $6,000,000 in proceeds under the private placement offering, five percent (5%) of any funds raised above $6,000,000 will be paid as additional principal at the end of each quarter until such time that the note is paid in full. As of June 30, 2010, the Company terminated this private placement having raised $5,933,102. As of September 30, 2010, the amount outstanding under the Facility was $177,000. The Company has no other available credit facility.
In July 2009, the Company entered into various Bridge Loans totaling $950,000, the proceeds of which were used for the acquisition of the Panhandle Field Producing Property, its initial development costs and working capital purposes. The Bridge Loans originally matured on January 31, 2010, with 12.5% cash interest for the six-month period, or 25% per annum, payable at maturity. The Bridge Loans have been amended multiple times to extend the maturity date. On August 23, 2010, the Company’s agreement with the Bridge Loan holders set the maturity date of principal and interest up to September 1, 2010, with no penalties for prepayment. Interest was payable at rates of 25% and 18% per annum. On September 1, 2010, the remaining Bridge Loans (all at an interest rate of 18% per annum) were further amended to extend the maturity date to December 1, 2010. As of September 30, 2010, the Company owed $515,001 of principal and $1,803 of interest on the Bridge Loans.
From January through September 2010, the Company sold a total 43.81% share of its working interest in the Panhandle Field Producing Property for $859,408 in cash. The Company utilized the sale proceeds to repay $290,000 of Bridge Loan principal and $28,125 of Bridge Loan interest, with the remaining proceeds applied towards general working capital purposes. Also during this period, the Company transferred a 3.03% share of its working interest in the Panhandle Field Producing Property in exchange for the reduction of Bridge Loan principal of $62,388; as part of this same transaction, the Bridge Loan holder contributed their share of development funds for the recently acquired 3.03% working interest in the Panhandle Field Producing Property via reductions of amounts due them from the Company for Bridge Loan principal and accrued interest of $37,612 and $12,500, respectively. As of September 30, 2010, the Company maintained a 28.16% working interest in the Panhandle Field Producing Property.
In April and June 2010, the Company entered into short-term unsecured advance agreements with an unrelated party, utilizing the funds for operational and working capital purposes. As of September 30, 2010, the Company had repaid in full all of its total borrowings of $180,000, which accrued interest at 18% per annum.
In August 2010, the Company initiated its Debenture offering of convertible debt in order to fund the on-going working capital needs of the Company. The Debentures carry an interest rate of 12% per annum payable monthly with a maturity of 180 days from the date of issuance. As of September 30, 2010, the Company had raised $1,575,000 under the Debenture offering. The Debenture offering was closed on October 11, 2010, having raised a total of $2,150,000.
The following table sets forth the Company’s cash flows and significant investing activities, and has been derived from the unaudited financial statements of the Company for the nine months ended September 30, 2010 and 2009.

	Nine months ended
	September 30,
	2010		2009
Cash flows provided by (used in):
Operating activities	$	(1,452,073)	$(1,637,268)
Investing activities		1,148,748	(1,230,062)
Financing activities		1,060,996	2,676,002

Capital expenditures for oil and gas properties		2,160	895,599
Investments in unconsolidated subsidiaries		108,500	332,796
The Company experienced an improvement in net cash used in operating activities of $185,195 for the nine months ended September 30, 2010 as compared to the same period in 2009. When comparing the 2010 change to that of the prior period, this improvement was primarily driven by an increase in non-cash operating charges of $757,178 and an increase in other liabilities of $513,127, which were partially offset by the increase in net loss of $463,180 and a decrease in accounts payable and accrued expenses of $561,632. The increase in non-cash operating charges was primarily the result of recording stock-based compensation of $507,520 and a loss on the sale of assets of $403,848 during the 2010 period, partially offset by a decrease in the equity in loss of unconsolidated subsidiaries of $179,737 between 2010 and 2009. The increase in other liabilities was driven by an increase of $138,896 in the 2010 period in wells in progress, a liability for funds held on behalf of outside investors in oil and gas projects the Company administers and are to be paid to the project operator as capital expenditures are billed by the operator, in conjunction with decreases in wells in progress of $200,523 and deferred revenue of $173,708 in the comparable 2009 period as projects within the Company’s project administration business were being worked and completed in 2009. The decrease in accounts payable and accrued expenses was driven by a decrease of $86,903 during 2010 primarily related to the payment of vendor and other obligations, generally utilizing equity and debt proceeds, in conjunction with an increase of $474,729 in the 2009 period primarily related to incremental operating costs associated with the Panhandle Field Producing Property and Lakeview Shallow Prospect of $223,474 and $102,342, respectively, accrued interest related to the Bridge Loans of $60,169, and the extension of certain vendor payables and other obligations due to cash constraints.
Net cash provided by or used in investing activities primarily consists of investments in unconsolidated subsidiaries, capital expenditures for proved properties for the Company’s oil and gas portfolio and proceeds from the sale of oil and gas properties and investments. For the nine months ended September 30, 2010, the Company invested $108,500 in unconsolidated subsidiaries, namely Supreme Vacuum, representing the Company’s proportionate share of capital calls, received proceeds of $859,408 from the sale of a portion of its interest in the Panhandle Field Producing Property, received proceeds of $400,000 from the sale of its interest in

Supreme Vacuum, and made minimal investments in proved oil and gas properties due to its focus on maintaining existing properties in 2010 as opposed to the discovery of new properties as in 2009. For the nine months ended September 30, 2009, the Company invested $895,599 in proved properties and $332,796 in unconsolidated subsidiaries. The investment in proved properties was primarily expenditures related to the development of the Panhandle Field Producing Property and the Lakeview Shallow Prospect. The investment in unconsolidated subsidiaries represented investments of $289,796 in Supreme Vacuum for the Company’s proportionate share of capital expenditures, capital calls, and additional equity interests, and $43,000 in a limited partnership operating a salt-water disposal facility.
Net cash provided by financing activities primarily consists of proceeds received from the issuance of common stock and notes payable offset by repayments of debt and debt issuance costs. For the nine months ended September 30, 2010, the Company received $181,100 in equity sale proceeds and $1,755,000 in short-term borrowings, partially offset by payments of $428,749 for Bridge Loan principal, $180,000 towards short-term unsecured advances, $245,209 for debt issuance costs related to its Debenture offering, and $18,000 towards its debt with a related party. For the nine months ended September 30, 2009, the Company received $1,826,002 in equity sale proceeds and $950,000 under its short-term Bridge Loan borrowings, partially offset by a $100,000 payment on its debt with a related party.
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
Fair Value of Financial Instruments
The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of debt approximates market value due to the expected short-term nature of the obligations, as well as the use of market interest rates relative to notes payable.
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
The Company classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as general and administrative expense. There was no interest or general and administrative expense accrued or recognized related to income taxes for the nine months ended September 30, 2010. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the nine months ended September 30, 2010, or during prior periods applicable under this guidance.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures.
MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Management’s Remediation Plans
The Company is committed to improving its financial organization. As part of this commitment, the Company will look to increase its personnel resources and technical accounting expertise within the accounting function by the end of 2010 to resolve non-routine or complex accounting matters. In addition, when funds are available, which we expect to occur by the end of 2010, we will hire additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel to enhance our internal controls. At the end of June, 2010, the Company hired a new Chief Financial Officer who brings both his expertise and knowledge needed to achieve the goals of our Company
We currently engage an outside consulting firm to assist us in the preparation of our consolidated financial statements. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On September 10, 2010, the Company received service of process of a lawsuit filed in the 69th District Court in and for Moore County, Texas, on behalf of certain persons (“Plaintiffs”), relating to 75.0% of certain producing oil and gas leaseholds in the Texas panhandle consisting of 10 producing wells on 320 acres known as the Panhandle Field Producing Property. On August 1, 2009, NYTEX Petroleum acquired and assumed operations of the Panhandle Field Producing Property. The Plaintiffs allege that NYTEX Petroleum did not engage in a single well re-completion (refrac) operation as required by the purchase document between Plaintiffs and NYTEX Petroleum (the “Purchase Document”). As a result of this alleged lack of performance, Plaintiffs believe they are entitled to pursue repurchase of the Panhandle Field Producing Property in accordance with a buyback provision set forth in the Purchase Document. The Company believes that NYTEX Petroleum has performed as required, that this lawsuit is wholly without merit, is frivolous, and intends to vigorously defend itself in this action.
Item 1A. Risk Factors.
Not required under Regulation S-K for “smaller reporting companies.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
From July through September 2010, the Company issued 488,001 shares of common stock to certain employees and individuals for services rendered. These shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.
In addition, in conjunction with certain debt transactions, the Company issued warrants to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $1.50 per share for a period of three years. Also, in conjunction with the Convertible Debenture Offering, the Company issued 35,000 shares of common stock, along with warrants to purchase up to 315,000 shares of the Company’s common stock at an exercise price of $2.00 per share for a period of three years, to Debenture holders. The shares and warrants were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom. All such purchasers represented in writing that they acquired the securities for their own accounts and not with a view to resale or distribution. All such purchasers also provided representations indicating that they are accredited investors within the meaning of Regulation D promulgated by the Securities and Exchange Commission. The proceeds from the underlying debt transactions were used to repay debt and for general working capital purposes.
Item 3. Defaults Upon Senior Securities.
None.
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

NYTEX ENERGY HOLDINGS, INC.
Date: November 15, 2010	By:	/s/ MICHAEL GALVIS
Michael Galvis
Chief Executive Officer (Principal Executive Officer)

NYTEX ENERGY HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ KENNETH K CONTE
Kenneth K Conte
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)