Form 10-K
period 2010-12-31
NYTEX Energy Holdings, Inc.
filed 2011-04-15
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
Commission File Number: 53915
NYTEX ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1080045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12222 Merit Drive, Suite 1850
Dallas, Texas	75251
(Address of principal executive offices)	(Zip Code)
972-770-4700
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no established market for the registrant’s shares of common stock.The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $6.3 million assuming a market value of $1.04 per share.
     As of February 28, 2011, the registrant had 26,219,665 shares of common stock outstanding.
Documents Incorporated by Reference
None

Page
PART I

Item 1. Business	4
Item 1A. Risk Factors	11
Item 1B. Unresolved Staff Comments	21
Item 2. Properties	22
Item 3. Legal Proceedings	26

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6. Selected Financial Data	28
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	37
Item 8. Financial Statements and Supplementary Data	37
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	37
Item 9A. Controls and Procedures	37
Item 9B. Other Information	39

PART III
Item 10. Directors, Executive Officers and Corporate Governance	40
Item 11. Executive Compensation	43
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13. Certain Relationships and Related Transactions and Director Independence	50
Item 14. Principal Accounting Fees and Services	50

PART IV
Item 15. Exhibits, Financial Statement Schedules	51
Signatures	52
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.13
EX-10.14
EX-10.18
EX-21
EX-31.1
EX-31.2
EX-32.1
EX-99

FORWARD-LOOKING STATEMENTS
     The statements contained in all parts of this document relate to future events, including, but not limited to, any and all statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve known and unknown risks and uncertainties, including, but not limited to, those relating to the current economic downturn and credit crisis, the volatility of natural gas and oil prices, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, technological changes, our significant capital requirements, the potential impact of government regulations, adverse regulatory determinations, litigation, competition, business and equipment acquisition risks, availability of equipment, weather, availability of financing, financial condition of our industry partners, ability to obtain permits and other factors detailed herein. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Risk Factors” and in other sections of this Form. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

PART I
Item 1. Business
          Dallas-based NYTEX Energy Holdings, Inc., through its main wholly-owned subsidiary, Francis Drilling Fluids, Ltd. (“FDF”)
(website: http://www.fdfltd.com), is one of the leading distributors of oil and gas well fracturing proppants and suppliers of drilling fluids in the United States. FDF is a 34 year-old full-service provider of drilling, completion and specialized fluids and specialty additives; technical and environmental support services, industrial cleaning services; equipment rentals; and transportation, handling and storage of fluids and dry products for the oil and gas industry. Headquartered in Crowley, Louisiana, FDF serves oilfield service companies; notably Halliburton, BJ Services, Cudd and Weatherford; major and independent oil companies such as Shell, EnCana, Apache and Chesapeake; and proppant suppliers including St. Gobain, Santrol and CMC Cometals, among over 160 clients, delivering to oilfield operations in thirty-nine states.Through our other wholly-owned subsidiary, NYTEX Petroleum, Inc., (“NYTEX Petroleum”), we develop oil and gas reserves and buy and sell leasehold acreage and oil and gas properties, which has been in operations for five years.
          References to “NYTEX,” the “Company,” “we,” “us,” “its,” or “our” refer to NYTEX Energy Holdings, Inc., and its two wholly-owned subsidiaries, FDF and NYTEX Petroleum. On September 8, 2010, we completed the disposition of our noncontrolling interest in Supreme Vacuum Services, Inc., an oilfield fluid service company specializing in drilling and production fluids transportation, sales, and storage. On November 23, 2010, through our newly-formed and wholly-owned subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), we acquired 100% of the membership interests of Francis Oaks, LLC (“Oaks”) and its wholly-owned operating subsidiary, FDF (together with Oaks, the “Francis Group”). The Francis Group has no other assets or operations other than FDF. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview—Oilfield Services for further discussion of the acquisition of FDF. We were originally incorporated in 1988, as Kismet, Inc., which conducted no operations until October 31, 2008, at which time the Company’s name was changed to NYTEX Energy Holdings, Inc. and its newly-formed and wholly-owned subsidiary, NYTEX Petroleum, acquired the business and operations of NYTEX Petroleum, LLC, a Texas limited liability company. From October 2008 until the FDF acquisition, our operations were effected through NYTEX Petroleum, and, to a lesser extent, through a since sold subsidiary, Supreme Vacuum.
          Our headquarters is located at 12222 Merit Drive, Suite 1850, Dallas, Texas, 75251, and our telephone number is 972-770-4700. Our internet address is www.nytexenergyholdings.com.
          General information about us, including our corporate governance policies can be found on our website. On our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.The SEC maintains an internet site that contains our reports, proxy and information statements, and our other filings. The address of that site is www.sec.gov.
Strategy
          Our primary objective is to provide our shareholders with above average returns on their investment through income growth by 1) securing a distinct and sustainable competitive position as a full-service provider of products and services to the energy industry, and 2) pursuing profitable oil and gas activities. Principal components of our strategy include:
•	Continuously improving the efficiency, productivity and quality of our products and services and their respective delivery in order to grow revenues and operating margins in all of our geographic markets at a rate exceeding underlying market activity;

•	Further extending our infrastructure and U.S. leadership position throughout North America by acquiring, consolidating and integrating other oilfield fluid service and fracture proppant distribution companies at competitive acquisition costs;

•	Preserving our dynamic, long tenured workforce by attracting, developing, and retaining the best talent; and

•	Upholding the ethical and business standards of the Company and maintaining the highest standards of health, safety, and environmental performance.
Oilfield Services — FDF
     Founded in 1977 and headquartered in Crowley, Louisiana, FDF delivers its diversified range of products and services to 39 states from 21 facilities located in Louisiana, Texas, Oklahoma, Wyoming, and North Dakota. FDF has a

current fleet of over 200 dry material pneumatic tank, fluid tank and industrial cleaning trucks and service rigs, 13 owned and leased rail spurs and over 150,000 barrels of liquid mud storage capacity. FDF is a full-service provider of drilling, completion and specialized fluids and specialty additives; technical and environmental support services, industrial cleaning services; equipment rental; and transportation, transloading, and contract warehousing of “frac” sand and ceramic proppant. Ceramic proppant is a sintered semi-crystalline alumina silicate, made from bauxite clay that is tumbled and fired into non-poisonous, odorless, inflammable, insoluble spheres used in hydraulic fracturing of subterranean formations surrounding wells to increase oil and gas output. We refer to “proppant material” to mean all of the forms of frac sands and ceramic proppants being used in the oil and gas industry for hydraulic fracture stimulations of oil and gas wells.
FDF Product Offerings
Specialized fluids and specialty additive products
          FDF’s suite of drilling and specialized fluids and specialty additive products includes water-based and oil-based liquid drilling mud, emulsifiers and wetting agents, alkalinity control agents, lost circulation & sealing products, corrosion inhibitors, casing scrubbers as well as lubricants, detergents and defoamers. FDF offers a complete range of high quality, field-proven products with the 24-hour dispatch and on-spot delivery including the following:
     Liquid Water-Based Mud
          We offer a complete range of 10.0 lb. to 19.0 lb. liquid muds for every application. From bulk barite to a variety of specialty additives, FDF offers 24-hour delivery and 150,000 barrels of storage capacity across the Gulf Coast region.
     Oil Water-Based Mud
          We offer liquid oil-based mud such as Invert Emulsion, Oil Base Spot and Environment Spot, all sold in 42 gallon barrels, with primary and secondary emulsifiers and wetting agents sold in five and 55 gallon barrels. Our bagged oil-based and related products sold in 50 lb. sacks are Oil Soluble Asphalt, Amine Treated Lignite, Organophilic Clay, and Hectorite Clay.
     Completion Fluids
          Our completion fluids include various solutions of:
•	sodium chloride (NaCl Solutions);

•	potassium chloride (KCl Solutions);

•	ammonium chloride;

•	calcium chloride; and

•	zinc bromide.
          We offer a variety of related products including FDF branded products such as FDF Perfseal calcium carbonate sized pellets; FDF Liquid HEC and HEC 10 (Hydroxyethcellulose); pellets and powder sacks of calcium chloride, potassium chloride ammonium chloride, sodium chloride and calcium bromide; FDF Supersweep 298 water-based casing scrub; FDF Supersweep OB oil-based casing scrub; FDF Supertron 62, Supertron 87, and FDF Supertron 6200 corrosion inhibitors; and FDF DEFOAM CF alcohol-based defoamer.
     Specialized Mixing
          Developed for a wide range of demanding applications, FDF offers some of the most advanced specialized drilling fluids systems in the world.
     Barite & Hematite
          We offer FDF brand sacks of barium sulfate and hematite including FDF Barite Bulk, FDF Barite Sack, FDF Hematite Bulk, and FDF Hematite Sack.
     Viscosifiers
          We offer FDF brand sacks of bentonite salt gels and polymers including FDF Benex, FDF Bentonite, FDF Bentonite NT, FDF Bentonite Bulk, FDF Attipulgite, FDF Vistek II, FDF XCD Polymer, and a mixed metal hydroxide.

     Fluid Conditioners
          We offer FDF brand fluid conditioners including D/FLOC-L liquid thinner, FDF CLS chrome lignosulfonate, FDF CLS Chrome Free, Desco modified tannin, FDF Lignite, FDF Sapp pyrophosphate, FDF Envirocal calcium lignin, and FDF Polyplex.
     Filtration Control Agents
          We offer starch and FDF brand filtration control agents including CM Starch and Starlose treated starch, FDF Pac Regular and FDF Pac S/L polyanionic cellulose, FDF CMC High Vis and FDF CMC Low Vis carboxymethylcellulose.
     Shale Stabilizers
          We offer FDF brand shale stabilizers including FDF NO-PHALT and Soltex sulfonated asphalt, and FDF PHPA liquid and FDF PHPAdry.
     Lubricants, Detergents, & Defoamers
          We offer FDF brand lubricants, detergents and defoamers for drilling operations including FDF Detergent drilling detergent, FDF DMS drilling mud surfactant, FDF LUBE II environmental lubricant, FDF DEFOAM environmental defoamers, and aluminum stearate.
     Alkalinity Control
          We offer FDF brand alkalinity control dry products including FDF KOH potassium hydroxide, FDF Caustic Soda sodium hydroxide, FDF Gypsum, FDF Lime calcium chloride, soda ash, sodium bicarbonate, and potassium acetate.
     Lost Circulation & Sealing Products
          We offer FDF brand and other lost circulation and sealing products including Diaseal M.D.E., Kwik-Seal, FDF Mica (F.M.C.), DELTA P cellulose fiber, FDF NUT PLUG (F.M.C.) ground walnut hulls, VENLUBE II treated cellulose fiber, MAGNAFIBER REGULAR and MAGNAFIBER FINE acid soluble cellulose, and FDF VISPLUG crosslink polymer.
FDF Service Offerings
     Equipment Rentals
          Our equipment rentals division rents frac tanks (super tanks), liquid mud barges, mud pumps, portable mixing units, gas busters, hoses and fittings, hydro blasters (hot/cold), and air movers.
     Transportation
          We believe FDF’s transportation fleet is unequaled in reliability and supports timely delivery of proppant materials, cement, barite, fly ash and cement. With 24-hour dispatching from our strategic stock points, FDF’s truck fleet delivers in 39 states, and our barges deliver offshore to the Gulf of Mexico.
          FDF has developed strategic alliances with its customers to provide warehouse management, logistic support and pneumatic and other specialized hauling. Materials can be accepted via standard shipment or railcar, stored at key locations, and ultimately delivered by our extensive transportation fleet.
          We utilize the latest communications technology to provide our customers with timely and efficient logistical support through our:
•	Vacuum Trucks

•	Winch Trucks

•	Pneumatic Hauling

•	Specialized Hauling

•	Warehouse Management

•	Logistical Support

•	Super Vacs
     Transloading Services
          When our customers need to load and unload, warehouse, control inventory, and handle sand, cement, barite, fly ash and ceramic proppants, we are well equipped to serve our customers in our service areas. Our transloading services department provides the personnel, process, and equipment to help ensure the accuracy and integrity of our customers’ products. We feature:
•	Faster Transit Times

•	Reliable Delivery

•	Online Reporting

•	Inventory Control

•	Single Point Accountability

•	Timely Delivery of Products

•	Product Integrity

•	Contract Warehousing

•	Railcar Loading/Unloading

•	Computerized Inventory Control
          We have rail facilities at the following locations:
•	Lake Charles, LA

•	Coushatta, LA

•	Alice, TX

•	Kermit, TX

•	Jefferson, TX

•	Odessa, TX

•	Clinton, OK

•	Weatherford, OK

•	Rock Springs, WY

•	Plaza, ND
     Technical Services
          FDF offers a full range of technical assistance and support services for every stage of the drilling project. Our on-site technical representatives provide water-base, oil-base and completion services. We believe our highly trained staff of fluid engineers offers practical knowledge and experience as required by our customers. We offer:
•	Drilling Fluids Engineering

•	Completion Fluids Engineering

•	Fluid Auditing

•	In-House Tech Support

•	Certified Tankerman
     Environmental Support
          With tough environmental regulations now affecting every phase of operations, understanding and complying with environmental law is of critical importance. We believe FDF has been and continues to be a leader in safe and responsible fluids handling and disposal. In every phase of safety, training and operations, FDF is dedicated to the support of our customers and the protection of our environment.
     Fluids Services
          FDF offers a full range of high quality fluid products and services with 24 hour dispatch and on-site delivery. Whatever the customer fluid needs, FDF stands ready with a solution for any application. Our fluid services offerings include:
•	Water-based Liquid Mud

•	Liquid Mud Storage

•	Specialized Mixing

•	Water-Based Chemicals

•	Completion Fluids

•	Completion Fluids Chemicals

•	Casing Scrubs

•	Corrosion Inhibitors
     Cleaning Services
          We offer a wide range of cleaning services as an attempt to meet our customers’ cleaning service’s needs. Our dockside facilities have personnel and equipment stationed to readily and promptly respond. With the use of our mobile recycling system we can accommodate location based cleaning jobs in our service area.
          Through the utilization of our fluids recycling system, there is effectively no waste disposal associated with the cleaning of supply vessels that contain remnants of water-based, diesel-based, and synthetic-based muds, and selective completion fluids. Our process utilizes recycled products and allows the recycling of barite, cement, and gel. As a result, significant cost savings are obtained along with a lower impact on of our environment. Cleaning services include:
•	Industrial Cleaning

•	Vessel Cleaning

•	Barge Cleaning

•	Tank Cleaning

•	Rig Cleaning

•	Equipment Cleaning

          Specialized Cleaning Equipment
          With specialized mobile equipment and well trained personnel, FDF offers a very wide range of oil and gas industrial cleaning services able to reach the customers’ specific locations, in our ongoing attempts to meet the demands of the oil and gas industry. The following is a list of the specialized cleaning equipment we utilize:
          FDF Hydro Excavator — HV-56 GapVax Industrial Vacuum Loader w/ Hydro Excavation Package
          The FDF Hydro Excavator is a truck mounted, high performance, industrial vacuum loader designed to pneumatically convey virtually any dry material, sludge, liquids from remote and inaccessible locations through suction lines 8 inches in diameter and smaller. With the help of the hydraulic boom and hydro blaster, the FDF Hydro Excavator can excavate all sensitive areas where a typical excavator cannot.
          FDF SuperVac — VTX-820 GAPVAX Tractor — Mounted Vacuum System
          The FDF SuperVac is a truck mounted high performance blower designed to pneumatically convey any sludge, slurries and liquids through a 6 inch line. With a 130 barrel load vacuum bottle and the capability to blow-off product, the FDF SuperVac is a highly effective cleaning machine.
          FDF SuperVac II — HV-57 GAPVAX Vacuum Loader Airmover
          A single mode, high performance, low maintenance, truck mounted, industrial vacuum loader designed to pneumatically convey virtually any dry material, sludge, slurries, or liquids from remote and inaccessible locations through suction lines 8 inches in diameter and smaller.
          FDF Hot Water Washer
          The FDF Hot Water Washer unit is a high pressure, diesel powered, steam combination mobile cleaning trailer. This unit includes four wands with hose reels for simultaneous washing along with confined-space entry equipment with breathing air and essential tools.
          FDF Hydro Blaster
          The FDF Hydro Blaster unit is a high pressure/high volume mobile washing unit. Features include a water pressure actuated throttle control that monitors operator demand and adjusts output accordingly. When the operator pulls the trigger, the pumping system responds instantaneously providing high pressure water at a pre-selected pressure and volume. Upon release of the trigger, pressure is relieved and the system returns to idle.
          FDF Super Wash II
          A single mode, high performance, trailer mounted cleaning unit designed to be set up on location, either land or barge, to perform cleaning at the job site. The FDF SUPERWASH II is designed to wash with water or any type of drilling mud with either low pressure/high volume or high pressure/low volume.
          Fluids can be recycled during washing to minimize or eliminate disposal. This unit comes with a variety of equipment and connections making it totally self-contained, including air compressor, high-pressure triplex pump, 5x6 centrifugal pump, diaphragm pumps, pressure washers and all confined space entry safety equipment needed to tackle the toughest jobs. This unit also has a Peterbilt tractor with a crew compartment on board to transport cleaning technicians to the job site.
          FDF Mobile Cleaning Unit
          The FDF mobile cleaning trailer is an all-inclusive cleaning package to address land and inland rigs and support dockside vessel cleaning. All equipment is well-organized and strategically located on the trailer for easy access and quick startup. The mobile cleaning trailer is pulled with a crew cab truck which also transports the cleaning personnel to the job site.
Oil and Gas — NYTEX Petroleum
          NYTEX Petroleum’s predecessor, NYTEX Petroleum LLC, was engaged in fee-based administrative and management services related to crude oil and natural gas properties. It also engaged in the acquisition, generation, promotion, development, exploration and participation in the drilling and production of oil and gas properties directly, through affiliations with independent operating partners and by acquiring participations in properties that are potential resources for the production of oil and gas.
          Beginning in 2009, we became more engaged in the acquisition, generation and participation in drilling prospects and production acquisitions. Our growth initiative focuses primarily on early stage acquisition, geological and engineering high-grading and sale of leasehold acreage and producing oil and gas wells within minor oil and gas resource plays. A minor oil and gas resource play is defined herein as an oil and/or gas reservoir, other than the known major shale plays such as the Barnett, Haynesville, Eagle Ford, Bakken, Marcellus, Fayetteville and Woodford. We believe these minor plays exist and can be developed uniformly over an expansive geographical area with a high rate of success due to the recent advancements in horizontal drilling and multi-stage fracturing technologies.
          Our oil and gas assets consist of non-operated working interests in oil and gas properties and a 73% operated working interest in the Panhandle Field consisting of 320 acres with six wells producing approximately 23 barrels of oil equivalent per day from the Red Cave and Panhandle Lime formations at between 2,200’ and 3,400’ depths.
          On May 19, 2010, NYTEX Petroleum entered into an Oil Containment Rental Agreement (“Simpson Agreement”) with Simpson Environmental Resources, Inc. (“Simpson”) to rent segments of oil containment boom (“Boom”) to Simpson to be used in the Gulf of Mexico waters to contain the BP Global oil spill under Simpson’s master service or rental agreements with general contractors of BP Global, state governments or other entities. NYTEX Petroleum has also entered into binding agreements with manufacturer’s representatives to deliver Boom from Boom manufacturing plants to Simpson in mutually agreed amount of linear footages, at mutually agreed delivery locations and at mutually agreed time periods. The terms of the agreement between NYTEX Petroleum and Simpson required Simpson to pay NYTEX Petroleum 100% of the rental payment amounts Simpson collected from the contractors for the NYTEX Boom until such point and time that NYTEX Petroleum received 100% of its cost of the delivered NYTEX Boom from said rental payments, referred to as payout. After payout, the rental payment income was split 50% to Simpson and 50% to NYTEX Petroleum for the remaining period that the Boom was in service under such rental contracts.
          To fund the purchases of Boom, NYTEX Petroleum entered into agreements with outside participants (“Participants Agreements”) to purchase and rent Boom pursuant to the terms of the Simpson Agreement. The Participant Agreement provided for the participant to receive 100% of the Contractor Payments remitted by Simpson to NYTEX Petroleum until such time that the participant recovered 100% of their cost of the delivered Boom (referred to as “Participant Payout”). After Participant Payout was achieved, subsequent Contractor Payments received by Simpson and remitted to NYTEX Petroleum were split as follows: 60% to the participant, 20% to NYTEX Petroleum, and 20% to DMCG, Inc., who brought the project, Simpson and Boom manufacturers’ representatives to NYTEX Petroleum.
Supreme Vacuum
          From August 2008 to September 2010, through our wholly-owned subsidiary, Supreme Oilfield, we had a noncontrolling interest in Supreme Vacuum. Supreme Vacuum’s fleet of vacuum pump installed tank trucks and trailer mounted tanks provided on-site removal of salt water and other fluids that are generated as a by-product of normal drilling operations during the post fracture stimulation flowback operations and as a by-product of oil and gas production and their removal to state-approved disposal locations. It also provided fluids such as fresh and salt water for downhole drilling and workover operations as well as facilities for onsite fluid storage and then removal of the spent fluids to state-approved disposal facilities.
          In June 2009, Supreme Vacuum completed construction of its mud reconditioning facility with sales of reconditioned drilling mud commencing shortly thereafter. The facility’s feed stock of used drilling mud is collected by Supreme Vacuum by either getting paid to haul off used drilling mud from drillsites after wells are drilled, or sometimes hauls off used drilling mud at no cost and delivering the mud to the facility’s holding tanks. As oil and gas operators or drilling contractors request reconditioned drilling mud at various mud weights (viscosities), Supreme Vacuum prepared the requested amounts of reconditioned mud at the requested weights, by adding more dry mud to the mixtures, and then delivering to the customer in its tank trucks.
          In September 2010, we disposed of our noncontrolling interest in Supreme Vacuum.
Other Business Data
     FDF Locations
          FDF’s 21 facilities are specifically located in Ada, Clinton, and Sallisaw, Oklahoma; Alice, Jefferson, Odessa, Kermit, and Victoria, Texas; Intracoastal City, Berwick, Fourchon, Lake Charles, Cameron, Coushatta, Shreveport, and Crowley, Louisiana; Fort Smith, Arkansas; Rock Springs, Wyoming; and Plaza, North Dakota.
     Competitive Edge
          FDF is the oldest continuously operating drilling fluids company on the Gulf Coast. We believe FDF employees have the longest average tenure of any Gulf Coast fluids company and are empowered to satisfy our customers. We believe that our growth and long-term success would not have been possible without the commitment and hard work of our people. Many of our core processes are supported by personnel that have demonstrated their loyalty to our company over the years and have contributed their energy, ideas and their enthusiasm for our work. We believe that this allegiance and dedication are a source of our competitive edge and the foundation for our future.
          Our fleet size is one of the largest within the transportation segment of the Oilfield Services industry we operate in. When our fleet size is combined with our growing amount of warehouse and storage capacity, transloading facilities, and rail spurs located in or deliverable to the major shale plays, we believe we possess a competitive edge for the inland distribution of proppant material, cement, barite, and flyash.
          Our state-of-the-art equipment assists us in maintaining highly-qualified and motivated employees to facilitate superior customer service. We believe we are the industry pacesetter in providing innovative environmental solutions. Based on storage capacity, our liquid mud storage program is a leader in the Gulf Coast with 150,000 barrels of capacity. We also utilize the latest communication technology to provide our customers with timely and efficient logistical support.
     Environmental Regulations
          Our operations routinely involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various environmental laws and regulations require prevention, and when necessary, cleanup, of spills and leaks of such materials, and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits.
     Seasonality
          Weather and natural phenomena can temporarily affect the performance of our services, but we believe the widespread geographical locations of our operations serve to mitigate those effects. Examples of how weather can impact our business include the severity and duration of the winter in North America, which can have a significant impact on natural gas storage levels and drilling activity for natural gas, and hurricanes, which can disrupt our coastal and offshore operations in the Gulf of Mexico.
     Government Regulations
          Our operations are subject to various federal, state and local laws and regulations pertaining to health, safety and the environment. We cannot predict the level of enforcement of existing laws or regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also cannot predict whether additional laws and regulations affecting our business will be adopted, or the effect such changes might have on us, our financial condition or our business.
Competition and Other External Factors
          The markets in which we operate are highly competitive. Competition is influenced by such factors as price, capacity, and reputation and experience of the service provider. We believe that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. We devote substantial resources toward employee safety and training programs. We believe many of our larger customers place increased emphasis on the safety, performance and quality of the crews, equipment and services provided by their service providers. Although we believe customers consider all of these factors, price is often the primary factor in determining which service provider is awarded the work. However, in numerous instances, we secure and maintain work for large customers for which efficiency, safety, technology, size of fleet and availability of other services are of equal importance to price.
          The demand for our products and services fluctuates, primarily in relation to the price (or anticipated price) of oil and gas, which, in turn, is driven by the supply of, and demand for, oil and gas. Generally, as supply of those commodities decreases and demand increases, demand for our products and services increase as oil and gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in a lower oil and gas price environment, demand for our products and services generally decreases as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work.
          The level of our revenues, earnings and cash flows are substantially dependent upon, and affected by, the level of U.S. oil and gas exploration and development, as well as the equipment capacity in any particular region.
Raw materials
          Raw materials that are essential to our business are generally readily available. We purchase a wide variety of raw materials, parts, and components that are made by other manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies, or materials.

Customers
          Our customers include major international oilfield service companies, major oil companies, independent oil and gas production companies, frac sand suppliers, ceramic proppant manufacturers, and proppant retailers. Of our consolidated revenues during the year ended December 31, 2010, BJ Services accounted for approximately 14%. We have in excess of 160 customers.
Employees
          As of February 28, 2011, we had 450 employees within our Oilfield Services business and eleven employees between our Oil and Gas business and at the corporate holding company level. Our employees are not represented by a labor union and are not covered by collective bargaining agreements.
Additional Information
          For additional information on our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Results of Operations” and “Note 18, Segment Information,” set forth in Item 15, “Exhibits, Financial Statement Schedules.”
Item 1A. Risk Factors
          An investment in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described or incorporated by reference in this prospectus. If any of the risks discussed in this report actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen the value of our common stock could decline significantly and you may lose all or a part of your investment.
Risk Factors Relating to Our Oilfield Services Operations
     Our business depends on domestic spending by the oil and gas industry, and this spending and our business have been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.
          We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and gas in the United States. Customers’ expectations of lower market prices for oil and gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment.
          Industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil and gas producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and gas industry and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity by some of our customers. This reduction may cause a decline in the demand for our services or adversely affect the price of our services. Reduced discovery rates of new oil and gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and gas prices, to the extent existing production is not replaced and the number of producing wells for us to service declines.
          Recent deterioration in the global economic environment has caused the oilfield services industry to cycle into a downturn, and the rate at which it may continue to slow, or return to former levels, is uncertain. Recent adverse changes in capital markets and declines in prices for oil and gas have caused many oil and gas producers to announce reductions in capital budgets for future periods. Limitations on the availability of capital, or higher costs of capital, for financing expenditures have caused and may continue to cause these and other oil and gas producers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending may curtail drilling programs as well as discretionary spending on well services, which could result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. As a result of these conditions, our customers’ spending patterns have become increasingly unpredictable, making it difficult for us to predict our future operating results. Accordingly, our results may differ significantly from those of the investment community. Any of these conditions or events could adversely affect our operating results.
     If oil and gas prices remain volatile, or decline further, the demand for our services could be adversely affected.
          The demand for our services is primarily determined by current and anticipated oil and gas prices and the related general production spending and level of drilling activity in the areas in which we have operations. Volatility or weakness in oil and gas prices (or the perception that oil and gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of our well service equipment. Continued volatility in oil and gas prices or a reduction in drilling activities could materially and adversely affect the demand for our services and our results of operations.
     Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
          We now have, and will continue to have, a significant amount of indebtedness. A summary of our indebtedness follows.
     1. Debentures
          On October 12, 2010, the Company concluded a $2,150,000 private placement sale, which commenced on August 13, 2010, of units for an aggregate purchase price of $2,150,000 (the “Debenture Offering”), with each unit priced at $100,000 and consisting of (i) a 12% Convertible Debenture in the principal amount of $100,000 with a maturity of 180 days from the date of issuance (each, a “Debenture” and collectively the “Debentures”) and (ii) a warrant (each, a “Warrant ” and collectively, the “Warrants ”) to purchase 20,000 shares of the Company’s $.001 par value common stock for $2.00 per share within three years. No commissions were paid in connection with the Debenture Offering. Subsequent to December 31, 2010, the Company and Debenture holders agreed to extend the maturity date of the Debentures to October 2011.
          The Company agreed to use best efforts to file a registration statement concerning the shares of common stock issuable upon conversion of Debenture and upon exercise of Warrants not later than 150 days from August 13, 2010 or within 75 days of the FDF Acquisition.
          Each Debenture is convertible at any time at a conversion price of $1.50 per share of common stock, subject to adjustments for stock splits, recapitalizations, stock dividends and subject to anti-dilution as described below. The Debentures are convertible into an aggregate of 1,433,333 shares of common stock. Additionally, the Warrants are exercisable into an aggregate of 430,000 shares of common stock for an exercise price of $2.00 per share of common stock until the Warrants expire on October 12, 2012.
          The Company possesses the right to redeem some or all of the then outstanding Debentures provided that certain conditions are met at the time the Company provides notice of redemption to holders of the Debentures. The redemption amount for each Debenture is the sum of (i) 100% of the principal amount of each Debenture then outstanding and (ii) accrued but unpaid interest and other amounts due in respect of the Debenture.
     2. Senior Facility
          On November 23, 2010, the Company and its subsidiaries, Acquisition Inc.,Oaks, and FDF, as co-borrowers, entered into that certain Credit Agreement with the lenders from time to time party thereto and PNC Bank, a National Association, as Administrative Agent, providing for loans up to $24,000,000 (the “Senior Facility”). The Senior Facility consists of a term loan (the “Term Loan”) in the amount of up to $12,000,000 and a revolving loan (the “Revolving Loan”) in an amount of up to $12,000,000. The Term Loan bears interest at the rate of 3.75 basis points over LIBOR annually and is due and payable on the seventh year anniversary thereof. The Revolving Loan bears interest at the rate of 2.75 basis points over LIBOR annually. Advances under the Revolving Loan may not exceed 85% of FDF’s Receivables, as that term is defined in the Credit Agreement.
          The Senior Facility is subject to financial covenants customary with loans of this size and in this industry, contains customary other covenants and events of default, and is secured by a first lien on (i) all of the assets of Acquisition Inc., including the membership interests in Oaks, (ii) all of the assets of Oaks, including all of the issued and outstanding shares of FDF’s capital stock and (iii) all of the assets of FDF. Customary fees were paid to PNC in connection with the Senior Facility.
     3. WayPoint
          On November 23, 2010 the Company and the Company’s subsidiary Acquisition Inc., entered into a Preferred Stock and Warrant Purchase Agreement (“WayPoint Purchase Agreement”) by and among the Company, Acquisition Inc. and WayPoint Nytex, LLC (“WayPoint”), whereby, in exchange for $20,000,000 cash from WayPoint (a) Acquisition Inc. issued to WayPoint 20,750 shares of Acquisition Inc.’s 14% Senior Series A Redeemable Preferred Stock, par value $0.001 per share (“Senior Series A Redeemable Preferred Stock”), and (b) the Company (i) issued to WayPoint (A) one share of the Company’s Series B Redeemable Preferred Stock, par value $0.001 per share (“Series B Redeemable Preferred Stock”), (B) a warrant to purchase up to 35% of the then outstanding shares of common stock of the Company (“Purchaser Warrant”)

measured at the time of exercise of the Purchaser Warrant and (C) a warrant (“Control Warrant” and collectively with the Purchase Warrant, “WayPoint Warrants”) to purchase a sufficient number of shares of the Company’s common stock so that, measured at the time of exercise, the number of shares of common stock issued or issuable pursuant to the WayPoint Warrants represents 51% of the Company’s outstanding common stock on a fully-diluted basis, measured at the time of exercise of the Control Warrant, with such Control Warrant becoming exercisable only if certain Default Conditions are met, as defined below, and (ii) granted WayPoint certain registration rights (“WayPoint Transaction”).
          In connection with the WayPoint Transaction, the Company authorized the creation of a new class of Series B Redeemable Preferred Stock, constituting of one authorized share and with the rights, preferences and obligations set forth in the Series B Redeemable Preferred Stock Certificate of Designation filed with the Secretary of State of the State of Delaware. The one authorized share of Series B Redeemable Preferred Stock was issued to WayPoint. The Series B Redeemable Preferred Stock provides the holder thereof the right to designate two members to the Board of Directors of the Company, and upon the occurrence of a Default (defined below), the holder may cause the Company to expand the number of directors of the Company’s Board, and elect such additional directors, so that the holder is able to designate a majority of the Company’s Board.
          The Purchaser Warrant is exercisable until the tenth anniversary from the issuance thereof at an exercise price of $0.01 per share. The Purchaser Warrant provides anti-dilution protection so that the number of shares that may be purchased pursuant to the Purchase Warrant shall be equal to 35% of the then outstanding shares of common stock of the Company, as measured at the time of exercise.
          The Control Warrant is exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the occurrence of a Default (defined below) that remains uncured for seventy-five days; provided, that payment to the holders of Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of a Default shall be considered a cure of a Default; (ii) the date on which a Change of Control (defined below) occurs, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms; (iii) seventy-five days after the date on which the third Default has occurred within a consecutive twelve-month period; and (iv) May 23, 2016, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms (the “Default Conditions”). The term “Default” includes 14 categories of events, which are listed in Section 11.1 of the WayPoint Purchase Agreement and which list includes, among other events, (i) the failure of Acquisition Inc. to timely make a redemption payment to holders of the Senior Series A Redeemable Preferred Stock, (ii) the failure of Acquisition Inc. to timely make a dividend payment to holders of the Senior Series A Redeemable Preferred Stock, (iii) the failure of the Company or Acquisition Inc. to perform covenants in the WayPoint Purchase Agreement, (iv) the failure of the Company to meet a fixed-charge coverage ratio, leverage ratio or minimum EBITDA test in the WayPoint Purchase Agreement; (v) the Company or any of its subsidiaries becomes in default on other indebtedness, individually or in the aggregate, in excess of $250,000; (v) the Company, Acquisition Inc. or any of the Francis Group entities becomes subject to bankruptcy or receivership proceedings, (vi) a judgment or judgments is entered against is entered against the Company, Acquisition Inc. or any of the Francis Group entities in excess of $1,000,000, and such judgment is not satisfied; (vii) the Company, Acquisition Inc. or any of the Francis Group entities breaches a representation or warranty in the WayPoint Purchase Agreement or the documents related thereto; (ix) a Change of Control occurs; and (x) certain liabilities in excess of $250,000 arise under ERISA. “Change of Control” means (i) a sale of shares of stock of the Company, Acquisition Inc. or any Francis Group entity, or a merger involving any of them, as a result of which holders of the voting capital stock of the applicable entity immediately prior to such transaction do not hold at least 50% of the voting power of the applicable entity or the resulting or surviving entity or the acquiring entity; (ii) a disposition of all or substantially all of the assets of the Company, Acquisition Inc. or any Francis Group entity; (iii) a voluntary or involuntary liquidation, dissolution or winding up of the Company, Acquisition Inc. or any Francis Group entity; (iv) either Michael K. Galvis or Michael G. Francis shall sell at least five percent (5%) of the Company’s equity held by them immediately prior to such sale; (v) Michael K. Galvis ceases to be the Chief Executive Officer of the Company and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be the Chief Executive Officer of the Company and is not replaced by a candidate suitable to WayPoint within 30 days; or (vi) Michael G. Francis ceases to be the Chief Executive Officer of FDF and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be the Chief Executive Officer of the FDF and is not replaced by a candidate suita ble to WayPoint within 30 days. On April 13, 2011, we received a letter from PNC Bank, as lender, notifying us of the existence of certain events of default under the Senior Facility. In addition, on April 14, 2011, we received a letter from WayPoint notifying us of the existence of certain events of default under the WayPoint Purchase Agreement, and, therefore, that WayPoint possesses the right to exercise the Control Warrant. If WayPoint exercises the Control Warrant, they would own 51% of our outstanding Common Stock. We are currently in negotiations with WayPoint to remedy the Events of Default and modify the Purchase Agreement. However, there are no assurances that we will be successful in our negotiations with WayPoint.
          Additionally, after November 23, 2011, WayPoint can require the Company to file a registration statement, registering for resale all shares of common stock issuable upon exercise of the WayPoint Warrants. WayPoint was also granted piggyback registration rights for any registration statement after the Initial Registration Statement and the Diana Francis Demand Registration Statement. If the Company is required to file a registration statement registering securities for resale by WayPoint and the registration statement is not timely filed, does not become effective within a certain time period, or ceases to be available for sales thereunder for certain time periods, then the Company must pay to all holders of registrable securities an amount in cash equal to one percent (1%) of the value of such holders registrable securities on the date of such event and each monthly anniversary thereof until cured, subject to a cap of ten percent (10%) of the value of such holder’s registrable securities.
4. Series A Convertible Preferred Stock
          On November 23, 2010, the Company concluded an interim closing and then on February 9, 2011, effected a final closing of the private placement of units for an aggregate purchase price of $6,000,000 (the "Offering"), with each unit priced at $100,000 (each, a “Unit” and, collectively, the “Units”) and consisting of (i) 100,000 shares of the Company’s Series A Preferred Stock, $0.001 par value (the “Series A Preferred Stock”), and (ii) a warrant (each a “Series A Warrant” and collectively, the “Series A Warrants”) to purchase 30,000 shares (each, a “Series A Warrant Share” and collectively, the “Series A Warrant Shares”) of the Company’s common stock at an exercise price of $2.00 per share.
          The holders of Series A Preferred Stock are entitled to payment of dividends from the Company of 9% of the purchase price per share of $1.00, with such dividends payable quarterly. Dividends are payable out of any assets legally available therefor prior and in preference to any declaration or payment of any dividend to the holders of common stock of the Company. Such dividends shall accrue from the date of issuance of the Series A Preferred Stock and shall accrue day to day, whether or not declared. Such dividends shall be cumulative so that if such dividends in respect of any previous or current annual dividend period shall not have been paid, the deficiency shall first be fully paid before any dividend or other distribution shall be paid on or declared and set apart for the common stock. Additionally, each holder of Series A Preferred has the right, at the option of the holder at any time, to convert shares of Series A Preferred into shares of common stock at an initial conversion ratio of one-to-one.
          The Series A Warrants are exercisable for three years at an exercise price equal to $2.00 per share. The Series A Warrants provide for full ratchet price protection for a two year period, followed by weighted average price protection for the balance of the warrant term. The Series A Warrants contain customary anti-dilution adjustments in the event of stock splits, stock dividends and other similar corporate events. The Series A Warrants may also be exercised on a cashless-exercise basis by investors if a resale registration statement covering the shares underlying the Series A Warrants has not been declared effective within six months after the final closing of this Offering.
          The Company is required to file the Initial Registration Statement, registering for resale all shares of common stock issuable upon conversion of the Series A Preferred Stock and issuable upon exercise of the Series A Warrants. The Company will use commercially reasonable efforts to cause the Initial Registration Statement to be filed no later than 60 days after final closing and to become effective within 120 days of the final closing. In the event the Initial Registration Statement is not filed 60 days after the final closing, or is not effective within 120 days of the final closing, the Company shall pay to each holder of registrable securities an amount in cash equal to two percent (2%) of such holder’s investment amount on every thirty (30) day anniversary of such failure until such failure is cured, up to a maximum amount of twelve percent (12%) of each holder’s investment amount.
          Our current and future indebtedness could have important consequences. For example, it could:
•	impair our ability to make investments and obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes;

•	limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments on our indebtedness; and

•	make us more vulnerable to a downturn in our business, our industry or the economy in general as a substantial portion of our operating cash flow will be required to make principal and interest payments.
     Competition within the well services industry may adversely affect our ability to market our services.
          The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. The amount of equipment available currently exceeds demand, which has resulted in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, recent market conditions and the existence of excess equipment have resulted in lower utilization rates.
     We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.
          Our customers consist primarily of major and independent oil and gas companies. During 2010, our top five customers accounted for 41% of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

     We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.
          Our business strategy includes growth through the acquisitions of other businesses. This strategy may require external financing, which we may not be able to secure at all, or on favorable conditions, and which are governed by and subject to restrictive covenants under our existing financial obligations including with WayPoint and PNC.
          We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions.
     Our industry has experienced a high rate of employee turnover. Any difficulty we experience replacing or adding personnel could adversely affect our business.
          We may not be able to find enough skilled labor to meet our needs, which could limit our growth. Our business activity historically decreases or increases with the price of oil and gas. We may have problems finding enough skilled and unskilled laborers in the future if the demand for our services increases. If we are not able to increase our service rates sufficiently to compensate for wage rate increases, our operating results may be adversely affected.
          Other factors may also inhibit our ability to find enough workers to meet our employment needs. Our services require skilled workers who can perform physically demanding work. As a result of our industry volatility and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. We believe that our success is dependent upon our ability to continue to employ and retain skilled technical personnel. Our inability to employ or retain skilled technical personnel generally could have a material adverse effect on our operations.
     Our success depends on key members of our management, the loss of any of whom could disrupt our business operations.
          We depend to a large extent on the services of some of our executive officers. The loss of the services of Michael K. Galvis, our President and Chief Executive Officer, Kenneth K. Conte, our Executive Vice President and Chief Financial Officer, and Michael G. Francis, President and Chief Executive Officer of FDF, or other key personnel could disrupt our operations. Although we have entered into employment agreements with the executives mentioned above, and certain other executive officers that contain, among other provisions, non-compete agreements, we may not be able to enforce the non-compete provisions in the employment agreements.
     Our operations are subject to inherent risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.
          Our operations are subject to hazards inherent in the oil and gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires and oil spills. These conditions can cause:
•	personal injury or loss of life;

•	damage to or destruction of property and equipment (including the collateral securing the Senior Facility) and the environment; and

•	suspension of our operations.
          The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations. In addition, claims for loss of oil and gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.
          We maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As such, not all of our property is insured. We maintain accruals in our consolidated balance sheets related to self-

insurance retentions by using third-party data and historical claims history. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.
     We are subject to federal, state and local regulations regarding issues of health, safety and protection of the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.
          Our operations are subject to federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management, and transportation of waste and other materials. Our fluid services segment includes disposal operations into injection wells that pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage and personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations also may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of corrective action orders.
Risk Factors Relating to an Investment In Our Securities
     Our independent auditors have expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing.
          The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations, resolving the defaults under certain of our loan agreements, and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.
          Due to the uncertainty of our ability to meet our current operating expenses and the defaults under our loan agreements noted above, in their report on the annual financial statements for the years ended December 31, 2010 and 2009, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.
          The continuation of our business is dependent upon us resolving the defaults under our loan agreements, raising additional financial support, and maintaining profitable operations. The issuance of additional equity securities by us could result in a substantial dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If the Company should fail to continue as a going concern, you may lose the value of your investment in the Company.
     The WayPoint Warrants possess full anti-dilution provisions; and may result in a duplication of dilution.
          The Purchaser Warrant issued to WayPoint provides anti-dilution protection so that the number of shares that may be purchased pursuant to the Purchase Warrant shall be equal to 35% of the then outstanding shares of common stock of the Company on a fully-diluted basis, as measured at the time of full exercise of the Purchaser Warrant. If the Control Warrant issued to WayPoint becomes exercisable, it provides for anti-dilution protection that will give WayPoint the ability to purchase a sufficient number of shares of the Company’s common stock so that, measured at the time of full exercise of the Control Warrant, the number of shares of common stock issued or issuable pursuant to the WayPoint Warrants represents 51% of the Company’s outstanding common stock on a fully-diluted basis. Because of these anti-dilution provisions, each time the Company issues additional shares of its common stock, for whatever reason, the number of shares of common stock issuable pursuant to exercise of the WayPoint Warrants automatically increases. This will substantially dilute the ownership interests of all other holders of our common stock, from both a voting and economic perspective.
          It is also possible that the Control Warrant will become exercisable after the Purchaser Warrant has already been fully exercised and all shares acquired by the holder of the Purchaser Warrant have been disposed of. Based on the current number of shares outstanding, the Purchaser Warrant could be exercised for approximately 14,000,000 shares. Assuming that the Control Warrant becomes exercisable and all of the shares acquired upon exercise of the Purchaser Warrant are sold by the holder before the Control Warrant is exercised, the Control Warrant would be exercisable for approximately an additional 41,600,000 shares and result in the total number of shares of common stock outstanding exceeding 80,000,000 shares. Thus, the Purchaser Warrant and the Control Warrant could result in duplicative dilution. This will substantially dilute the ownership interests of all other holders of our common stock, from both a voting and economic perspective. This would substantially dilute the ownership interests of all other holders of our common stock, from both a voting and economic perspective.
     The WayPoint Control Warrant, if it becomes exercisable, will allow for a change in control.
          As discussed above, the Control Warrant becomes exercisable upon the earliest to occur of (i) the occurrence of a Default (defined above) that remains uncured for seventy-five days; provided, that payment to the holders of Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of a Default shall be considered a cure of a Default; (ii) the date on which a Change of Control (defined above) occurs, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms; (iii) seventy-five days after the date on which the third Default has occurred within a consecutive twelve-month period, regardless of whether or not such Default is cured; and (iv) May 23, 2016, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms. The term “Default” includes 14 categories of events, which are listed in Section 11.1 of the WayPoint Purchase Agreement and which are listed in detail above. If the Control Warrant becomes exercisable, it has an exercise price of $0.01 per share, and becomes exercisable for that that number of shares of the Company’s common stock so that, measured at the time of full exercise of the Control Warrant, the number of shares of common stock issued or issuable pursuant to the WayPoint Warrants represents 51% of the Company’s outstanding common stock on a fully-diluted basis. Exercise of the Control Warrant would result in a change of control of the Company in that the holder of the shares of common stock issued upon such exercise would hold enough shares to elect all of the members of the Company’s board of directors and to approve any action requiring stockholder approval, including certain mergers and sales of substantially all of the Company’s assets, regardless of the votes cast by any other stockholder. On April 13, 2011, we received a letter from PNC Bank, as lender, notifying us of the existence of certain events of default under the Senior Facility. In addition, on April 14, 2011, we received a letter from WayPoint notifying us of the existence of certain events of default under the WayPoint Purchase Agreement, and, therefore, that WayPoint possesses the right to exercise the Control Warrant. If WayPoint exercises the Control Warrant, they would own 51% of our outstanding Common Stock. We are currently in negotiations with WayPoint to remedy the Events of Default and modify the Purchase Agreement. However, there are no assurances that we will be successful in our negotiations with WayPoint.
     We are required to register various securities with the SEC.
          We are required to file a registration statement with the SEC registering for sale 9,663,333 shares of Common Stock issuable upon conversion of (i) debentures issued during 2010 (“2010 Debentures”) and (ii) Series A Preferred Stock issued in connection with our FDF Acquisition (“Series A Preferred Stock”), and upon exercise of warrants that were issued in connection of sale of both the 2010 Debentures and Series A Preferred Stock. If we do not file the registration statement on or before April 5, 2011, holders of Series A Preferred Stock will be entitled to a penalty of two percent of the amount of their investment (a total amount of $6 million) for each month until the Form S-1 is filed. Additionally, if the SEC does not declare the registration statement effective within 60 days of its filing, we face an additional penalty equal to two percent of the amount of their investment for each month while not effective.
          After that registration statement becomes effective, we may be required to file a registration statement with the SEC registering for sale those shares of common stock held by Diana Francis that were issued to her in the FDF Acquisition. If such shares held by Diana Francis are eligible to be resold in reliance on Rule 144 of the Act, our registration requirements with respect to her lapse.
          After November 23, 2011, but only upon request, we are obligated to file a registration statement with the SEC registering for sale the shares of common stock that may be issued upon exercise of the WayPoint Warrants. After such time, WayPoint is also entitled to piggyback registration rights, if we register other securities.
     The terms of our indebtedness to PNC and our transaction with WayPoint restrict our operations.
          We need consent from PNC and WayPoint to engage in certain activities, including, but not limited to, issuing shares of our common stock, incurring further indebtedness, granting any liens on our assets, disposing of our assets, entering into mergers, or conducting acquisitions. If appropriate consents cannot be obtained from PNC and WayPoint, we may not be able to pursue capital-raising transactions or acquisitions that we believe are in the best interests of our Company and stockholders.
     The issuance of shares upon conversion of the Convertible Debentures and Series A Convertible Preferred Stock, as well as exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.
          If the market price per share of our common stock at the time of conversion of our Convertible Debentures or Series A Preferred Stock, and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of February 28, 2011, we had (i) outstanding Convertible Debentures which are convertible into an aggregate of 1,433,333 shares of our common stock at a conversion price of $1.50 per share, (ii) 6,000,000 shares of Series A Preferred Stock which are convertible into an aggregate of 6,000,000 shares of our common stock and (iii) warrants to purchase 2,230,000 shares of our common stock at an exercise price of $2.00 per share of our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.
     The holder of our Series B Preferred Stock may exercise certain warrants and other rights that would have an immediate and substantial dilutive effect to existing and future stockholders, and cause a change in control.
          In connection with financing transactions between the Company and WayPoint (discussed above), the Company (i) issued to WayPoint (A) one share of the Company’s Series B Redeemable Preferred Stock, par value $0.001 per share (“Series B Redeemable Preferred Stock”), (B) a warrant to purchase up to 35% of the then outstanding shares of common stock of the Company (“Purchaser Warrant”) measured at the time of exercise of the Purchaser Warrant and (C) a warrant (“Control Warrant” and collectively with the Purchase Warrant, “WayPoint Warrants”) to purchase a sufficient number of shares of the Company’s common stock so that, measured at the time of exercise, the number of shares of common stock issued or issuable pursuant to the WayPoint Warrants represents 51% of the Company’s outstanding common stock on a fully-diluted basis, measured at the time of exercise of the Control Warrant, with such Control Warrant becoming exercisable only if certain Default Conditions (defined below) are met.
          The Control Warrant is exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the occurrence of a Default (defined below) that remains uncured for seventy-five days; provided, that payment to the holders of Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of a Default shall be considered a cure of a Default; (ii) the date on which a Change of Control (defined below) occurs, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms; (iii) seventy-five days after the date on which the third Default has occurred within a consecutive twelve-month period; and (iv) May 23, 2016, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms (the “Default Conditions”). The term “Default” includes 14 categories of events, which are listed in Section 11.1 of the WayPoint Purchase Agreement and which list includes, among other events, (i) the failure of Acquisition Inc. to timely make a redemption payment to holders of the Senior Series A Redeemable Preferred Stock, (ii) the failure of Acquisition Inc. to timely make a dividend payment to holders of the Senior Series A Redeemable Preferred Stock, (iii) the failure of the Company or Acquisition Inc. to perform covenants in the WayPoint Purchase Agreement, (iv) the failure of the Company to meet a fixed-charge coverage ratio, leverage ratio or minimum EBITDA test in the WayPoint Purchase Agreement; (v) the Company or any of its subsidiaries becomes in default on other indebtedness, individually or in the aggregate, in excess of $250,000; (v) the Company, Acquisition Inc. or any of the Francis Group entities becomes subject to bankruptcy or receivership proceedings, (vi) a judgment or judgments is entered against is entered against the Company, Acquisition Inc. or any of the Francis Group entities in excess of $1,000,000, and such judgment is not satisfied; (vii) the Company, Acquisition Inc. or any of the Francis Group entities breaches a representation or warranty in the WayPoint Purchase Agreement or the documents related thereto; (ix) a Change of Control occurs; and (x) certain liabilities in excess of $250,000 arise under ERISA. “Change of Control” means (i) a sale of shares of stock of the Company, Acquisition Inc. or any Francis Group entity, or a merger involving any of them, as a result of which holders of the voting capital stock of the applicable entity immediately prior to such transaction do not hold at least 50% of the voting power of the applicable entity or the resulting or surviving entity or the acquiring entity; (ii) a disposition of all or substantially all of the assets of the Company, Acquisition Inc. or any Francis Group entity; (iii) a voluntary or involuntary liquidation, dissolution or winding up of the Company, Acquisition Inc. or any Francis Group entity; (iv) either Michael K. Galvis or Michael G. Francis shall sell at least five percent (5%) of the Company’s equity held by him immediately prior to such sale; (v) Michael K. Galvis ceases to be the Chief Executive Officer of the Company and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be the Chief Executive Officer of the Company and is not replaced by a candidate suitable to WayPoint within 30 days; or (vi) Michael G. Francis ceases to be the Chief Executive Officer of FDF and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be the Chief Executive Officer of the FDF and is not replaced by a candidate suitable to WayPoint within 30 days. On April 13, 2011, we received a letter from PNC Bank, as lender, notifying us of the existence of certain events of default under the Senior Facility. In addition, on April 14, 2011, we received a letter from WayPoint notifying us of the existence of certain events’ of default under the WayPoint Purchase Agreement, and, therefore, that WayPoint possesses the right to exercise the Control Warrant. If WayPoint exercises the Control Warrant, they would own 51% of our outstanding Common Stock. We are currently in negotiations with WayPoint to remedy the Events of Default and modify the Purchase Agreement. However, there are no assurances that we will be successful in our negotiations with WayPoint.
     We are subject to the reporting requirements of federal securities laws, compliance with which is expensive.
          We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we were a privately-held company.
     Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time consuming, difficult, and costly.
          As a reporting company, it will be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.
     If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act could be impaired, which could cause any market price of our common stock to decrease substantially.
          We have committed limited personnel and resources to the development of the external reporting and compliance obligations that are required of a public company. We have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with being a public company, when and as such requirements become applicable to us. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems, or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause any trading price of our common stock to decrease substantially.

     Our stock price may be volatile, which may result in losses to our stockholders.
          The stock markets have experienced significant price and we expect trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board, where our shares of common stock to be quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. Any trading price of our common stock is likely to be volatile and could fluctuate widely in response to the following factors, some of which are beyond our control:
•	variations in our operating results;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	changes in operating and stock price performance of other companies in our industry;

•	WayPoint’s exercise of the Purchase Warrant or the Control Warrant;

•	additions or departures of key personnel; and

•	future sales of our common stock.
          Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.
     Our common stock has only recently begun trading. We expect our common stock to be thinly-traded. You may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.
          We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company as currently constituted such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.
          The market price for our common stock may be particularly volatile given our status as a small company with a presumably small and thinly-traded “float.” You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.
          The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. As noted above, our common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.
     We do not anticipate paying any cash dividends.
          We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues, earnings, capital requirements, and our general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.
     Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.
     Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.
     We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.
          We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity securities could result in additional dilution to our stockholders and result in a significant reduction of your percentage interest in us. The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financing covenants that would further restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.
     We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.
          We have a total of 200,000,000 shares of common stock authorized for issuance. As of February 28, 2011, we had 173,913,671 shares of common stock available for issuance. We have reserved 1,433,333 shares for conversion of our Debentures, 6,000,000 shares for conversion of our Series A Preferred Stock and 2,230,000 shares for issuance upon the exercise of outstanding warrants held by the selling stockholders. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.
          The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our common stock. The future sales of shares of our common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our common stock, as such warrants and options would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.
Other Risk Factors
     Reserve data are estimates based on assumptions that may be inaccurate.
          There are uncertainties inherent in estimating natural gas and oil reserves and their estimated value, including many factors beyond the control of the producer. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner and is based on assumptions that may vary considerably from actual results.
          Accordingly, reserve estimates and actual production, revenue and expenditures likely will vary, possibly materially, from estimates. Additionally, there recently has been increased debate and disagreement over the classification of reserves, with particular focus on proved undeveloped reserves. Changes in interpretations as to classification standards or disagreements with our interpretations could cause us to write down these reserves.
          The extent to which we can benefit from successful acquisition and development activities or acquire profitable oil and natural gas producing properties with development potential is highly dependent on the level of success in finding or acquiring reserves.

Item 1B. Unresolved Staff Comments
          We do not have any unresolved comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2. Properties
          Our corporate headquarters comprises approximately 2,400 square feet of leased office space, and is located at 12222 Merit Drive, Suite 1850, Dallas, Texas. Our primary administrative office of Francis Drilling Fluids is located in Crowley, Louisiana and includes approximately 12,250 square feet of office and approximately 78,000 square feet of warehouse and production space on approximately 32 acres of land.
          The following is a summary of our leased and owned properties:

	Leased or	Approximate	Approximate
Location	Owned	Sq. Ft.	Acreage	Faciltiy Type
Ada, OK	Leased	100	1.00	Trucking Terminal, Office
Alice, TX	Leased	53,700	8.87	Office, Warehouses, Mud Plant, Tanks, Silos
Alice, TX	Owned	100,000	20.00	Mixing Pits, Trucking Terminal, Wash Rack, Warehouse
Berwick, LA	Leased	18,984	2.25	Warehouse, Office, Mobile Residences, Docks, Mud Plant, Tanks, Mixing Pits, Wash Rack
Cameron, LA	Leased	11,841	3.50	Mud Plant, Office Building, Tanks, Mixing Pits
Clinton, OK	Owned	9,600	6.26	Docks, Residential Quarters Office, Mechanics Garage, Silos, Weigh Station
				Rail Spur, Trucking Terminal
Coushatta, LA	Owned	3,510	17.00	Rail Spur, Wash Rack, Mud Plant
Crowley, LA	Owned	65,542	31.60	Office Building, Warehouses, Mechanics Garage, Mud Plant, Tanks, Mixing Pits, Wash Rack, Blasting Shed
Crowley, LA	Leased	12,800	2.08	Airstrip and hangar
Dayton, TX	Owned	8,200	6.00	Mud Plant, Warehouse, Mixing Pits, Wash Rack, Mobile Residence/Office, Mixing Pits, Tanks
Fourchon, LA	Leased	18,593	3.70	Mud Plant, Office building, Mud Plant, Tanks, Mobile Residences, Mixing Pits, Docks
Intracoastal City, LA	Leased	5,109	2.38	Warehouse, Mud Plants, Mud Tanks, Dock, Mixing Pits
Jefferson, TX	Santrol	300	3.50	Trucking Terminal, Rail Spur, Weigh Station
Kermit, TX	Leased	300	5.50	Rail Spur, Weigh Station, Silos
Lake Charles, LA	Leased	5,109	2.38	Office and Warehouse, Trucking Terminal
Lake Charles Port, LA	Leased	140,000	—	Warehouse, Docks, Silos
Lafayette, LA	Leased	9,000	—	Office space
Odessa, TX	Owned	12,750	43.44	Office and Warehouse, Rail Spur, Weigh Station, Silos, Trucking Terminal
Plaza, ND	Leased	—	—	Rail Spur, Yard
Rock Springs, WY	Owned	12,800	5.58	Office and Warehouse, Silos, Weigh Station, Rail Spur, Trucking Terminal
Rock Springs, WY	Leased	40	5.90	Rail Spur, Weigh Station
Sallisaw, OK	Owned	11,140	6.00	Office and Warehouse, Trucking Terminal, Mechanics Garage
Victoria, TX	Owned	11,300	3.83	Office and Warehouse, Mud Plant, Wash Rack, Tanks, Mixing Pits, Residential Quarters
Weatherford, OK	Leased	—	3.60	Rail Spur, Yard
Dallas, TX	Leased	2,415	—	Corporate office space

          Our interests in oil and natural gas properties are located in Texas. See Oil and Natural Gas Reserves below for additional discussion.
          We own our administrative offices in Crowley, Louisiana, as well as other facilities. We also lease a number of facilities, and we do not believe that any one of the leased facilities is individually material to our operations. We believe that our existing facilities are suitable and adequate to meet our needs.
Reserve Rule Changes
          During 2009, the SEC issued its final rule on the modernization of oil and gas reporting (the “Reserve Ruling”) and the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-03 (“ASU 2010-03”) “Extractive Industries — Oil and Gas,” which aligns the estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932 with the Reserve Ruling. The Reserve Ruling and ASU 2010-03 are effective for Annual Reports on Form 10-K for fiscal years ending on or after December 31, 2009. The key provisions of the Reserve Ruling and ASU 2010-03 are as follows:
•	Expanding the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coalbeds, or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;
•	Amending the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices;
•	Adding to and amending other definitions used in estimating proved oil and gas reserves, such as “reliable technology” and “reasonable certainty”;
•	Broadening the types of technology that a reporter may use to establish reserves estimates and categories; and
•	Changing disclosure requirements and providing formats for tabular reserve disclosures.
Oil and Natural Gas Reserves
          The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last three years ended December 31:

	2010	2009	2008
Production
Average gas sales price per mcf	$4.10	$5.61	$9.28
Average oil sales price per bbl	$73.79	$66.71	$91.65
Average production cost per boe	$27.82	$39.97	$5.90
Net oil production (bbl)	3,751	1,666	251
Net gas production (mcf)	8,709	8,468	4,212
Productive wells — oil
Gross	12	12	2
Net	7	7	—
Productive wells — gas
Gross	21	21	17
Net	3	3	—
Developed acreage
Gross	5,605	5,485	5,157
Net	541	541	301
Undeveloped acreage
Gross	—	12,000	12,000
Net	—	2,400	2,400
Drilling activity
Net productive exploratory wells drilled	—	—	10
Net dry exploratory wells drilled	—	—	1
          The reserve data, present value, and engineering report with respect to our proved developed producing oil and gas reserves as of December 31, 2010 which report is more fully described in Exhibit 99 was prepared by a third party petroleum consulting firm, LaRoche Petroleum Consultants, Ltd., and who meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NYTEX did not perform any recompletions to place proved developed non-producing (“PDnP”) reserves it reported as of December 31, 2009 into production during 2010. After performing a review of recompletions and new drills in the area surrounding the NYTEX PDnP reserves and finding no new data to make its 2009 PDnP reserve calculations invalid, the 2009 PDnP reserve volumes were updated with the 2010 SEC pricing and revised differentials as provided by LaRoche Petroleum Consultants were used to calculate the PDnP reserves as of December 31, 2010.
          The PDnP reserves as of December 31, 2009 were derived from an in-house reserve study by Jason Lacewell, a petroleum engineer, who at the time was NYTEX Petroleum’s Vice President of Exploration and Production. Mr. Lacewell has over 15 years of experience in the oil and gas industry. Mr. Lacewell began his oil and gas career in 1995 when he was employed by Marathon Oil where he worked in drilling, production and reservoir engineering. Mr. Lacewell has a Masters Degree in Petroleum Engineering from Texas A&M University, a Masters Degree in Environmental Science from North Texas University and undergraduate degrees in Biology and Chemistry. Mr. Lacewell has direct and ongoing operational and prospect development experience in the following reservoir types of producing basins: Bakkan Shale, Barnett Shale, Haynesville Shale, Woodford Shale, Coalbed-Methane Plays, Permian Basin, continental and offshore Gulf of Mexico, and others. Mr. Lacewell, responsible for preparing the reserve estimates, meets the requirements regarding qualifications, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Mr. Lacewell has no equity ownership in any of the Registrants oil and gas properties, nor does he receive any compensation based on the volume of reserves that he projects in his reservoir studies.
          The Panhandle Field Producing Property containing the PDnP reserves consists of ten producing wells on 328 acres in Moore and Hutchinson counties in the Texas Panhandle. NYTEX holds 73% working interest and is the operator of the producing oil and gas leaseholds. The PDnP reserves are based on the ten existing wells being re-frac’ed in the Red Cave formation with seven successes and three dry holes. Initial production used in the PDnP reserve study for each of the successful wells was estimated at 16.67 bopd and 20 mcfd with total cumulative production per successful well, net to NYTEX, estimated to be 11,820 barrels oil and 21,190 mcf gas. In October 2009, NYTEX Petroleum successfully performed one modern style refrac in the Red Cave formation on an existing well and has commercially produced continuously since such time.
          The PV-10 value was prepared utilizing the twelve-month un-weighted arithmetic average of the first day of the month price for the period January through December 2010, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by NYTEX Petroleum. For further information concerning the present value of future net revenues from these proved reserves, see Supplemental Oil & Gas Data to the Notes to Consolidated Financial Statements.
          Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with the rules and regulations provided by the SEC. Michael Galvis, our CEO, is primarily responsible for overseeing the preparation of the reserve estimates and has over 26 years of experience in the oil and gas industry. Numerous uncertainties exist in estimating quantities of proved reserves. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As of December 31, 2010, 2009, and 2008, we did not have any delivery commitments.
          We believe NYTEX Petroleum has taken all necessary steps to fully comply with Rule 4-10(a) of Regulation S-X for oil and gas reserves.

          The following tables set forth the Registrant’s estimated net proved oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2010. Table 1 shows NYTEX’s net proved oil and gas reserves and future discounted net revenues. This table includes the NYTEX non-operated properties and the Panhandle Field Producing Properties. Table 1A shows the same reserves but with a barrel of oil equivalent calculation (BOE equals 6 Mcf to 1 Bbl).
Table 1
TOTAL PROVED RESERVES (12/31/2010 as of date)

	Net Proved Developed			Net Proved Undeveloped			Net Total Proved
	PDP & PDnP			PUD			PDP, PDnP & PUD
			PV 10			PV 10			PV 10
			($)			($)			($)
	Oil (bbl)	Gas (mcf)	(1) (2)	Oil (bbl)	Gas (mcf)	(1) (2)	Oil (bbl)	Gas (mcf)	(1) (2)

Misc. Non-Operated	1,911	2,181	43,250	0	0	0	1,911	2,181	43,250
Panhandle Field	114,190	172,180	4,108,339	0	0	0	114,190	172,180	4,108,339

TOTALS:	116,101	174,361	4,151,589	0	0	0	116,101	174,361	4,151,589

TABLE 1A
TOTAL PROVED RESERVES WITH BOE (12/31/2010 as of date, 6 mcf per barrel of oil)

	Net Proved Developed			Net Proved Undeveloped			Net Total Proved
	PDP & PDnP			PUD			PDP, PDnP & PUD
	Oil (bbl)	Gas (mcf)	BOE	Oil (bbl)	Gas (mcf)	BOE	Oil (bbl)	Gas (mcf)	BOE

Misc. Non-Operated	1,911	2,181	2,275	0	0	0	1,911	2,181	2,275
Panhandle Field	114,190	172,180	142,887	0	0	0	114,190	172,180	142,887

TOTALS:	116,101	174,361	145,162	0	0	0	116,101	174,361	145,162

(1)	The PV-10 value as of December 31, 2010 is pre-tax and was determined utilizing the twelve-month un-weighted arithmetic average of the first day of the month price for the period January through December 2010. Gas prices are referenced to a Henry Hub (HH) price of $4.38 per MMBtu, as published in Platts Gas Daily, and are adjusted for energy content, transportation fees, and regional price differentials. Oil and NGL prices are referenced to a West Texas Intermediate (WTI) crude oil price of $75.96 per barrel, as posted by Plains Marketing, L.P., and are adjusted for gravity, crude quality, transportation fees, and regional price differentials. These reference prices are held constant in accordance with SEC guidelines. The weighted average prices after adjustments over the life of the properties are $75.15 per barrel for oil, $4.37 per mcf for gas, and $52.66 per barrel for NGL. Management believes that the presentation of PV-10 value may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. Therefore, we have included a reconciliation of the measure to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows in footnote (2) below). Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of NYTEX Petroleum’s oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of NYTEX Petroleum’s reserves to other companies. Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and natural gas properties and in evaluating acquisition candidates. The PV-10 value is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by NYTEX Petroleum. PV-10 value should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

(2)	Future income taxes and present value discounted (10%) future income taxes were $1,064,010 and $930,029, respectively. Accordingly, the after-tax PV-10 value of Net Total Proved Reserves (or “Standardized Measure of Discounted Future Net Cash Flows”) is $3,221,560.

Item 3. Legal Proceedings
          Other than ordinary routine litigation incidental to our business, certain additional material litigation follows:
          On August 26, 2010, two suits were filed by Kevin Audrain and Lori Audrain d/b/a Drain Oil Company (“Plaintiffs”) against NYTEX Energy Holdings, Inc., a Delaware corporation (the “Company”), one as Cause No. 39360 in the 84th District Court in Hutchinson County, Texas, and the other as Cause No. 10-122 in the 69th District Court in Moore County, Texas. Both suits were filed by the same plaintiffs and both relate to 75.0% of certain producing oil and gas leaseholds in those counties of the Texas panhandle (the “Panhandle Property”). On August 1, 2009, NYTEX Petroleum, Inc., a wholly owned subsidiary of the Company (“NYTEX Petroleum”), acquired and assumed operations of the Panhandle Property from Plaintiffs. The Plaintiffs allege that NYTEX Petroleum did not engage in a well re-completion (refrac) operation as required by the purchase document between Plaintiffs and NYTEX Petroleum (the “Purchase Document”). As a result of this alleged lack of performance, Plaintiffs believe they are entitled to pursue repurchase of the Panhandle Property in accordance with a buyback provision set forth in the Purchase Document. The Company believes that NYTEX Petroleum has performed as required, and that these lawsuits are wholly without merit and frivolous. The Company has filed answers to both suits and intends to vigorously defend itself in these actions.
Item 4. [Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          As of March 28, 2011, there was no established public trading market for our common stock. We have been working to initiate a secondary public trading market of our common stock. This process requires application and clearance by the Financial Industry Regulatory Authority (“FINRA”, formerly known as NASDAQ). We retained the services of a FINRA member who recently received clearance from FINRA for quotation on the OTC Bulletin Board (“OTCBB”) of the common stock under the symbol NYTE.
Holders
          As of February 28, 2011, we had approximately 26,219,665 shares of common stock outstanding held by a total of approximately 295 stockholders.
Rule 144 Shares
          The SEC has recently adopted amendments to Rule 144 which became effective on February 15, 2008 and applies to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months is entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding the sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.
          Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding the sale, are subject to additional restrictions as more fully set forth in Rule 144.
          As of the date of this report we believe 3,112,301 of our shares of common stock are eligible for non-affiliate resale pursuant to Rule 144.
Dividends
          We have not historically and do not currently anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future. We will pay dividends on our common stock only if and when declared by our Board of Directors. The ability of our Board of Directors to declare a dividend is subject to restrictions imposed by Delaware law. In determining whether to declare dividends, our Board of Directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.
Securities Authorized For Issuance Under Equity Compensation Plans
          As of the date of this report, we do not have any equity compensation plans other than performance stock awards granted to certain employees of the Company and its subsidiaries pursuant to terms negotiated under individual employment agreements for such employees with no exercise price. The following table sets forth the number of shares of restricted common stock outstanding under such plans and the number of shares that remain available for issuance under such plans, as of February 28, 2011.

	Total Securities to be Issued Upon Exercise of Outstanding
	Options or Vesting of Restricted Stock
			Securities remaining
			available for future
			issuance under equity
			compensation plans
		Weighted-average	(excluding securities
	Number	exercise price	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	3,883,801	—	—

Total	3,883,801	—	—

          Our equity compensation plan consists exclusively of performance-based stock awards granted under employment of the Company and its subsidiaries.
Item 6. Selected Financial Data
          The information is not required under Regulation S-K for “smaller reporting companies.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Overview
          Our strategy is to enhance value for our shareholders through the acquisition of oilfield fluid service companies at below-market acquisition prices and development of a well-balanced portfolio of natural resource-based assets at discounted acquisition and development costs.
          We are an energy holding company consisting of two operating segments:

Oilfield Services-	consisting of our wholly-owned subsidiary,Francis Drilling Fluids, Ltd. (“FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services and equipment rental for the oil and gas industry; and

Oil and Gas -	consisting of our wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of oil and natural gas reserves.
          NYTEX Energy and subsidiaries are collectively referred to herein as “we,” “us,” “our,” “its,” and the “Company”.
General Industry Overview
          Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States, which in turn is affected by current and expected levels of oil and gas prices. As oil and gas prices increased from 2006 through most of 2008, oil and gas companies increased their drilling activities. In the last part of 2008, oil and gas prices declined rapidly, resulting in decreased drilling activities. During the second half of 2009, oil prices began to increase and remained relatively stable through the latter half of 2010, which resulted in increases in drilling activities, and have been increasingly expanding in the oil-driven markets. However, natural gas prices continued to decline significantly through most of 2009 and remained depressed throughout 2010, which resulted in decreased activity in the natural gas-driven markets. Despite natural gas prices remaining below the levels seen in recent years, several markets that produce significant natural gas liquids, such as the Eagle Ford shale and those that have other advantages like proximity to key consuming markets, such as the Marcellus shale, have continued to see increased activity. The Bakken Shale area in North Dakota and Montana has rapidly expanded as a major oil producing resource play with an increasing number of drilling rigs and service companies operating in the area since 2007.
Oilfield Services
     Acquisition of FDF
          On November 23, 2010, through our newly-formed and wholly-owned subsidiary, Acquisition Inc., we acquired 100% of the membership interests of Oaks and its wholly-owned operating subsidiary, FDF (together with Oaks, the “Francis Group”). The Francis Group has no other assets or operations other than FDF. Total consideration transferred was $51.8 million and consisted of cash of $41.3 million, 5.4 million shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or $10 million, and a non-interest bearing promissory note payable to the seller in the principal amount of $0.7 million with a fair value of $0.5 million.
          FDF is a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services and equipment rental for the oil & gas industry. Headquartered in Crowley, Louisiana, FDF operates out of 21 locations in Texas,Oklahoma, Wyoming, North Dakota, and Louisiana including three coastal Louisiana facilities which provide services on land and off-shore Gulf of Mexico. FDF’s suite of fluid products includes water based, oil based and synthetic liquid drilling mud, oil based and hematite products, viscosifiers, fluid conditioners, as well as lubricants, detergents, defoamers and completion fluids. FDF’s completion fluids include calcium, sodium, zinc bromide, salt water, calcium chloride and potassium chloride. FDF’s dry products include frac sand,proppants, cement and fly ash and sack drilling mud. As part of its total solution, FDF offers transportation, technical and support services, environmental support services and industrial cleaning of drilling rigs, tanks, vessels and barges and offers rental equipment in the form of tanks, liquid mud barges, mud pumps, etc. FDF is a distributor, warehouser and transloader of frac sand, proppants and liquid drilling mud authorized to distribute in 39 states. The customers include exploration and production companies, oilfield and drilling service companies and frac sand and proppant manufacturers and international brokerage companies of proppants.
Oil and Gas
          NYTEX Petroleum engages in the acquisition, promotion of, and participation in the drilling of crude oil and natural gas wells and also provides fee-based administration and management services related to oil and gas properties.
          In mid-2008, NYTEX Petroleum purchased, from an unaffiliated third party, a 20% non-operating working interest in the Lakeview Shallow Prospect (“Lakeview Shallow Prospect”), a 12,000 acre coalbed methane (“CBM”) gas field drilling project in southeastern Oklahoma. The first nine wells in the Lakeview Shallow Prospect were drilled in mid-2008 when costs for drilling and tubular goods were at peak prices. The actual cost exceeded the budgeted amount by 37% resulting in a reported non-cash impairment of $499,219 for the year ended December 31, 2008. In September 2010, we elected to sell our 20% share in the Lakeview Shallow Prospect to the operator in exchange for the outstanding balance due of $161,706 resulting in the recognition of loss of $111,970 for the year ended December 31, 2010.
          In August 2009, we acquired a 75% ownership in the Panhandle Field Producing Property, a 320 acre producing oil and gas property in the Texas panhandle consisting of 18 wells. As the new operator, we performed technically proven fracture stimulations known as “refracs” on approximately ten of the existing wells. We successfully completed the first refrac and have put it into commercial oil production. The property lies within the vast Panhandle Field that extends into Oklahoma and Kansas, which since its discovery in 1918, has produced approximately 1.1 billion barrels of oil and 36 trillion cubic feet of gas, all at depths above 3,000 feet. Currently,ten of the Company’s wells are in production with an average combined rate of 25 barrels of oil per day and 45 MCF of gas per day. Beginning in the first quarter 2010 and through the third quarter of 2010, we sold or transferred a portion of our 75% working interest in the Panhandle Field Producing Property for $ 859,408 in cash, recognized a gain on sale of $ 578,872, and retained a 28.16% working interest.
          In December 2010, we re-acquired all but a 2.0% share of the 45.33% share sold earlier in the year for total consideration transferred of approximately $1,451,858. The total consideration transferred consisted of approximately $26,063 cash, 616,291 shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or approximately $1,146,301, 9% demand notes totaling approximately $237,458, and interests in existing NYTEX Petroleum properties with an estimated fair value of $42,036. At December 31, 2010, we had an aggregate 73% ownership interest in the Panhandle Field Producing Property.
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
          To fund the purchases of Boom, NYTEX Petroleum entered into Oil Containment Boom Purchase/Rental Agreements (“Participant Agreements”) with outside participants to act as agent on behalf of the participant to purchase and rent Boom pursuant to the terms of the Simpson Agreement. The Participant Agreements provided for the participant to receive 100% of the Contractor Payments remitted by Simpson to NYTEX Petroleum until such time that the participant has recovered 100% of their cost of the delivered Boom (referred to as “Participant Payout”). After Participant Payout was achieved, subsequent Contractor Payments remitted by Simpson to NYTEX Petroleum was split as follows: 60% to the participant, 20% to NYTEX Petroleum, and 20% to DMBC, Inc., who facilitated the transactions.
          NYTEX Petroleum also entered into Gulf Oil Spill Boom Sales Agreements (“Purchaser Agreements”) with outside participants to purchase Boom and resell at a profit to buyers including, but not limited to, coastal cities, counties, parishes and BP (collectively, the“Boom Buyers”) pursuant to the terms of the Simpson Agreement. The Purchaser Agreements provided that immediately upon NYTEX Petroleum’s receipt of funds for the sale of Boom, NYTEX Petroleum would remit to Purchaser 100% of Purchaser’s purchase price of the Boom together with 40% of the profit, less shipping and handling and insurance costs.
Supreme Vacuum
          Beginning on August 26, 2008, we made a series of equity investments in Supreme Vacuum Services, Inc. (Supreme

Vacuum”), an oilfield fluid sales and transportation service company in South Texas, as a result of which we maintained a 71.18% ownership interest in Supreme Vacuum. On September 8, 2010, we completed the disposition of all of our shares (“Supreme Vacuum Shares”) of common stock of Supreme Vacuum and a promissory note payable by Supreme Vacuum to Supreme Oilfield in the original principal amount of $31,250. We have historically reported our interest in Supreme Vacuum as an unconsolidated subsidiary because we did not possess majority voting control and accordingly, the ability to exercise significant influence over Supreme Vacuum. Losses attributable to our interest in Supreme Vacuum were $308,408 and $828,169 for the years ended December 31, 2010 and 2009, respectively. We considered the continuing losses a significant contributor to our decision to dispose of the Supreme Vacuum Shares. We recognized a loss of $870,750 as a result of our sale of Supreme Vacuum.
Results of Operations
          On November 23, 2010, we acquired FDF for total consideration of $51.8 million. The results of FDF are included in our consolidated statement of operations from the acquisition date. Accordingly, nearly all of the line items reported in our consolidated statement of operations for the year ended December 31, 2010 have increased significantly as a result of acquiring FDF compared to the amounts reported in our consolidated statement of operations for the year ended December 31, 2009.
Selected Data

	2010	2009
Financial Results
Revenues — Oilfield Services	$7,090,463	$—
Revenues — Oil and Gas	781,887	567,559

Total revenues	7,872,350	567,559

Total operating expenses	11,806,228	2,857,421
Total other (income) expense	15,713,688	1,067,634

Loss before income taxes	$(19,647,566)	$(3,357,496)
Income tax benefit (provision)	(3,299)	—

Net loss	$(19,650,865)	$(3,357,496)

Loss per share — basic and diluted	$(0.98)	$(0.18)

Weighted average shares outstanding — basic and diluted	20,149,999	18,688,976

Operating Results
Adjusted EBITDA — Oilfield Services	$918,869	(2)
Adjusted EBITDA — Oil and Gas	(1,443,047)	(2)
Adjusted EBITDA — Corporate and Intersegment Eliminations	(3,818,411)	(2)

Consolidated Adjusted EBITDA(1)	$(4,342,589)	$(2,956,079)

(1)	See Results of Operations — Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss,which is presented in accordance with GAAP.

(2)	The Company operated as a single segment for the year ended December 31, 2009.
Year ended December 31, 2010 compared to the year ended December 31, 2009
          Revenues. Revenues increased over the prior year period primarily as a result of our acquisition of FDF in November 2010. Other revenues increased $215,448, or 60%, primarily due to the Gulf Coast rental boom/sales boom income of $468,291, offset by a decrease in administrative fee income and accounting/management fees of $270,573 attributable to a shift in our strategy to acquiring proved properties and producing operations and away from managing investment projects within the oil and gas industry. We expect revenues to increase in the future as we include the operations of FDF for a full period and we acquire additional operating companies.

          Oil & gas lease operating expenses. Lease operating expenses decreased $188,532, or 57%, in the current year ended December 31, 2010 compared to the prior year ended December 31, 2009 due principally to the partial sale of our interest in the Panhandle Field Producing Property in the first half of 2010 and a general reduction in drilling activities during 2010.
          Depreciation, depletion, and amortization. Depreciation, depletion, and amortization increased over the prior year period primarily as a result of our acquisition of FDF in November 2010 and resultant significant increase in depreciable long-lived assets. We expect depreciation, depletion, and amortization to increase in the future as we include the operations of FDF for a full year and we acquire additional operating companies.
          Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses increased for the year ended December 31, 2010 compared to the prior year ended December 31, 2009 due principally to our acquisition of FDF in November 2010. SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, fuel, and insurance costs. We expect SG&A to increase in the future as we include the operations of FDF for a full year and we acquire additional operating companies.
          Gain on sale of assets, net. Gain on sale of assets, net consists of the aggregate gain recognized on the sale of the Panhandle Field Producing Property totaling $578,872, offset by the loss on the disposal of the Lakeview Shallows property totaling $111,970. We did not recognize any such gains or losses in 2009.
          Interest expense. Interest expense increased over the prior year period due primarily to the acquisition of FDF in November 23, 2010 and the resultant increase in outstanding debt as compared to the amount of debt outstanding in 2009. We expect interest expense to increase in the near term as we include interest expense associated with the increased outstanding debt for a full year.
          Change in fair value of derivative liabilities. The increase in the current year as compared to no amount in the prior year is due to the issuance of warrants associated with the WayPoint Transaction, the issuance of the 12% Convertible Debentures due January 2014, and the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock, as these instruments were deemed to be derivatives. We recognize changes in the respective fair values in the consolidated statements of operations.
          Accretion of preferred stock liability. Reflects the accretion of the face amount of $20,750,000 related to the Senior Series A Redeemable Preferred Stock issued in connection with the WayPoint Transaction in November 2010 over the term of the instruments of approximately 5.5 years.
          Equity in loss of unconsolidated subsidiaries. The loss of unconsolidated subsidiaries of $317,158 for the year ended December 31, 2010 as compared to $897,834 loss recorded for the prior year ended December 31, 2009 is due primarily to the sale of Supreme Vacuum in September 2010. We expect losses related to unconsolidated subsidiaries to decrease in the future as we no longer have a noncontrolling interest in Supreme Vacuum.
          Loss on sale of unconsolidated subsidiary. We recognized a loss for the year ended December 31, 2010 due to the sale of Supreme Vacuum in September 2010.
Adjusted EBITDA
          To assess the operating results of our segments, the chief operating decision maker analyzes net income (loss) before income taxes, interest expense, DD&A, impairments, changes in fair value attributable to derivative liabilities, and accretion of preferred stock liability (“Adjusted EBITDA”). Our definition of Adjusted EBITDA, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to our financing methods or capital structure. Similarly, DD&A and impairments are excluded from Adjusted EBITDA as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. In addition, changes in fair value attributable to derivative liabilities and the accretion of preferred stock liability are excluded from Adjusted EBITDA since these unrealized (gains) losses are not considered to be a measure of asset-operating performance. Management believes that the presentation of Adjusted EBITDA provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.
          Adjusted EBITDA, as we define it, may not be comparable to similarly titled measures used by other companies. Therefore, our consolidated Adjusted EBITDA should be considered in conjunction with net income (loss) and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes certain items that affect net income (loss) and net cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Below is a reconciliation of consolidated Adjusted

EBITDA to consolidated net loss as reported on our consolidated statements of operations.

	2010	2009
Reconciliation of Adjusted EBITDA to GAAP Net Loss:
Net loss	$(19,650,865)	$(3,357,496)
Income tax provision	3,299	—
Interest expense	832,164	170,486
DD&A	772,826	83,457
Impairment of long-lived assets	—	147,474
Change in fair value of derivative liabilities	13,301,755	—
Accretion of preferred stock liability	398,232	—

Consolidated Adjusted EBITDA	$(4,342,589)	$(2,956,079)

Liquidity and Capital Resources
          Our working capital needs have historically been satisfied through equity and debt investments from private investors, loans with financial institutions, and through the sale of assets. Historically, our primary use of cash has been to pay for acquisitions and investments such as FDF, Supreme Vacuum, the Lakeview Shallow Prospect, and the Panhandle Field Producing Property, service our debt, and for general working capital requirements.
     Defaults Under Lending Agreements
          Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the acquisition of FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our senior revolving credit and term loan facility (“Senior Facility”) with PNC Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the loan agreement constitutes a default and on April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of their respective other rights and remedies, but expressly reserved all such rights. At December 31, 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,752,723, and is, because of this default, reported within current liabilities on the consolidated balance sheet. We are currently in negotiations with the lender to remedy the defaults which include management’s plans to enhance our current liquidity through delaying or stopping capital expenditures through the first half of 2011 and improvements to our results of operations. However, there are no assurances that we will be successful in our negotiations with PNC Bank.
          In addition, due to cross-default provisions and other covenant requirements, we are also in default under the WayPoint Purchase Agreement. The amount reported on our consolidated balance sheet as of December 31, 2010 related to the WayPoint Purchase Agreement includes a derivative liability totaling $32,554,826, which is reported within current liabilities on our consolidated balance sheet. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including (i) exercise their Control Warrant, or (ii) exercise their put right. We are currently in negotiations with WayPoint to remedy the events of noncompliance and modify the loan agreement. However, there are no assurances that we will be successful in our negotiations with WayPoint.
          Notwithstanding recent workforce reductions and the defaults under our lending agreements, we may not have sufficient funds to pursue our business priorities. As a result, we are limited in our ability to remain current in making payments to trade vendors and other unsecured creditors when such payments are due and, with regard to solvency, rights that may be exercised by PNC Bank regarding the defaults under the Senior Facility agreement. These workforce reductions, as well as curtailed financial resources, may further impact our ability to implement our business priorities. However, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures and through the sale of selected assets deemed unnecessary to our business. Although these constraints have caused us to significantly scale back the rate at which we implement our business strategy, we believe that these actions will preserve our viability and provide additional time to execute our business priorities.
          Our future capital requirements will depend on many factors and we may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in terms which reduce our economic potential from any adjustments to our existing long-term strategy. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations, resolving the defaults under certain of our loan agreements discussed above, and raising additional capital. The financial statements for the years ended December 31, 2010 and 2009 do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.
          The following represents a summary of our capital raises during 2010.
     $2.15 Million 12% Convertible Debenture Offering
          In August 2010, we initiated a $2.15 million offering of convertible debt (“12% Convertible Debenture”) to fund our ongoing working capital needs. Terms of the 12% Convertible Debenture were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of 180 days from the date of issuance; (ii) convertible at any time prior to maturity at $1.50 per share of the Company’s common stock; and, (iii) each unit includes a three-year warrant to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share for a period of three years from the effective date of the warrant. As of October 12, 2010, we had raised the full $2.15 million under the 12% Convertible Debenture offering including warrants to purchase up to 430,000 shares of the Company’s common stock. In addition, we also issued 45,000 shares of the Company’s common stock to certain 12% Convertible Debenture holders as an inducement to acquire the 12% Convertible Debenture. During the first quarter of 2011, the 12% Convertible Debentures were amended such that the maturity date was extended to October 2011.
     WayPoint Transaction
          In connection with the FDF acquisition, on November 23, 2010, we, through our wholly-owned subsidiary, Acquisition Inc., entered into the WayPoint Purchase Agreement with WayPoint, an unaffiliated third party, whereby, in exchange for $20 million cash, we issued to WayPoint (i) 20,750 shares of Acquisition Inc. 14% Senior Series A Redeemable Preferred Stock, par value of $0.001 and an original stated amount of $1,000 per share, (ii) one share of NYTEX Energy Series B Preferred Stock, par value of $0.001 per share, (iii) a warrant to purchase up to 35% of the then outstanding shares of the Company’s common stock at an exercise price of $0.01 per share; i.e, the Purchaser Warrant, and (iv) a warrant to purchase an additional number of the Company’s common stock at an exercise price of $0.01 per share so that, measured at the time of exercise, the number of shares of common stock issued to WayPoint represents 51% of the Company’s outstanding common stock on a fully-diluted basis; i.e., the Control Warrant. The Control Warrant may be exercised only if certain conditions, as defined in the WayPoint Purchase Agreement, are met.

     Senior Revolving Credit and Term Loan Facility
          In connection with the FDF acquisition, on November 23, 2010, we entered into a senior secured revolving credit and term loan agreement (“Senior Facility”) with a bank providing for loans up to $24 million. The Senior Facility consists of a term loan in the amount of $12 million and a revolving credit facility in an amount up to $12 million. The term loan bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 2.5%. The term loan requires monthly payments of principal and interest based on a seven-year amortization of $142,857 with the remaining principal and any unpaid interest due in full at maturity on November 23, 2015. The revolving credit facility bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 1.75% and payments of interest only due monthly with the then outstanding principal and any unpaid interest due in full at maturity on November 23, 2015. Advances under the revolving credit facility may not exceed 85% of FDF’s eligible accounts receivable as defined in the Senior Facility agreement.
          The Senior Facility is subject to financial and other covenants and is secured by a first lien on all of the assets of Acquisition Inc., including its interests in and all of the assets of FDF.
     Private Placement — Series A Convertible Preferred Stock
          In contemplation of the acquisition of FDF, in October 2010, we initiated a private placement of units, with each unit consisting of (i) 100,000 shares of our Series A Convertible Preferred Stock, and (ii) a warrant to purchase 30,000 shares of our common stock at an exercises price of $2.00 per share. Each unit was priced at $100,000. For the year ended December 31, 2010, we issued 5,580 units for gross proceeds of $5,580,000 consisting of 5,580,000 shares of Series A Convertible Preferred Stock and warrants to purchase up to 1,674,000 shares of common stock. At the conclusion of the private placement offering in January 2011, we had issued a total of 6,000 units for aggregate gross proceeds of $6,000,000.
          The holders of the Series A Convertible Preferred Stock are entitled to payment of dividends at 9% of the purchase price per share of $1.00, with such dividends payable quarterly. Dividends are payable out of any assets legally available, are cumulative, and in preference to any declaration or payment of dividends to the holders of common stock. Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.
     Other Financings
          In March 2006, NYTEX Petroleum LLC entered into a $400,000 revolving credit facility (“Facility”) with one of its founding members to be used for operational and working capital needs. In August 2008, the revolving nature of the Facility was terminated,with the then unpaid principal balance of $295,000 on the Facility effectively becoming a note payable to the non-executive founding member. The Facility continued to bear interest, payable monthly, at 6% per annum, be secured by the assets of NYTEX Petroleum LLC (now NYTEX Petroleum) and be personally guaranteed by NYTEX Petroleum LLC’s two founding members. In May 2009, the Facility was further amended pursuant to a letter agreement such that principal and any unpaid interest on the note payable to the non-executive founding member was to be paid in full upon completion of the our $5,850,000 private placement of common stock, which had not occurred as of February 18, 2010. At that time the letter agreement was further amended, requiring monthly principal payments of $3,000 plus interest for eighteen months beginning March 1, 2010 and ending September 1, 2011. At the end of the eighteen-month period, the remaining principal balance and any unpaid interest are due in a lump sum. There is no penalty for early payment of principal. As of December 31, 2010, the amount outstanding under the Facility was $168,000.
          In July 2009, the Company entered into various Bridge Loans totaling $950,000, the proceeds of which were used for the acquisition of the Panhandle Field Producing Property, its initial development costs, and working capital purposes. The Bridge Loans originally matured on January 31, 2010, with 12.5% cash interest for the six-month period, or 25% per annum, payable at maturity. The Bridge Loans have been amended multiple times to extend the maturity date. On August 23, 2010, the agreement with the Bridge Loan holders extended the maturity date of principal and interest to September 1, 2010, with no penalties for prepayment. Interest was payable at rates of 25% and 18% per annum. On September 1, 2010, the remaining Bridge Loans (all at an interest rate of 18% per annum) were further amended to extend the maturity date to December 1, 2010, with one option to extend the maturity date to July 1, 2011. As of December 31, 2010, one Bridge Loan remains outstanding with a principal balance due of $234,919 and matures on July 1, 2011.
          In April and June 2010, we entered into short-term unsecured advance agreements with an unrelated party which accrued interest at 18% per annum, utilizing the funds for operational and working capital purposes. As of December 31, 2010, we had repaid in full all of the total borrowings of $180,000.
          In addition, during the year ended December 31, 2010, we raised an additional $181,100 from the sale of 91,200 shares of common stock, $400,000 from the disposition of our interest in Supreme Vacuum, and received $833,300, net of cash paid to re-acquire the interests in December 2010, through the sale of a portion of our interest in the Panhandle Field Producing Property. These proceeds were used for general working capital purposes and the repayment of notes payable.

Cash Flows
          The following table summarizes our cash flows and has been derived from our audited financial statements for the years ended December 31, 2010 and 2009.

	December 31,
	2010	2009
Cash flow used in operating activities	$(1,054,155)	$(2,096,089)
Cash flow used in investing activities	(41,566,581)	(1,156,031)
Cash flow provided by financing activities	42,812,098	2,970,172

Net increase (decrease) in cash and cash equivalents	191,362	(281,948)
Beginning cash and cash equivalents	18,136	300,084

Ending cash and cash equivalents	$209,498	$18,136

          Cash flows from operating activities improved from a cash outflow of $2,096,089 for the year ended December 31, 2009 to a cash outflow of $(1,054,155) for the year ended December 31, 2010 due to increases in non-cash adjustments affecting earnings including $689,369 increase in DD&A, $1,015,525 increase in share-based compensation, $134,073 of amortization of debt discount related to financings associated with the FDF acquisition, $398,232 of accretion of the Senior Series A Redeemable Preferred Stock related to the FDF acquisition, $13,301,755 related to the change in fair value of the derivative liabilities, and a net gain on disposal of assets of $403,848. In addition, we had a net cash inflow related to working capital totaling $2,202,486 for the year ended December 31, 2010 as compared to a net cash inflow of $46,209 for the year ended December 31, 2009.
          Cash flows used in investing activities increased by $40,410,550 for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of cash used to acquire FDF in November 2010.
          Cash flows provided by financing activities increased by $39,841,926 for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily as a result of financing arrangements in connection with the FDF acquisition including net proceeds totaling $5,029,011 from the issuance of the Series A Convertible Preferred Stock; proceeds totaling $2,150,000 from the issuance of the 12% Convertible Debentures; proceeds from the WayPoint Transaction accounted for as a derivative liability totaling $19,253,071; and, borrowings under notes payable including the revolving facility totaling $27,684,343, offset by payments on notes payable totaling $10,213,869 and issuance costs totaling $1,271,558.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies
     Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we review these estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise our estimates. The most significant estimates relate to revenue recognition, depreciation, depletion and amortization, the assessment of impairment of long-lived assets and oil and gas properties, income taxes, and fair value. Actual results could differ from estimates under different assumptions and conditions, and such results may affect operations, financial position, or cash flows.
     Accounts Receivable
          We provide credit in the normal course of business to our customers and perform ongoing credit evaluations of those customers. We maintain an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. A portion of our receivables are from the operators of producing wells in which we maintain ownership interests. These operators market our share of crude oil and natural gas production. The ability to collect is dependent upon the general economic conditions of the purchasers/participants and the oil and gas industry.
     Inventory
          Inventory consists of dry materials used in mixing oilfield drilling fluids and liquid drilling fluids mixed and ready for delivery to the drilling rig location. The dry materials are carried at the lower of cost or market, principally on the first-in, first-out basis. The liquid drilling materials are valued at standard cost which approximates actual cost on a first-in, first-out basis and which does not exceed market value.
     Property, plant, and equipment
          Property, plant, and equipment are recorded at cost less accumulated depreciation, depletion, and amortization (“DD&A”). Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of properties and equipment, net of the related accumulated DD&A, is removed and, if appropriate, gain or loss is recognized in the respective period’s consolidated statement of operations.
          For our oil and gas properties, we follow the successful efforts method of accounting for oil and gas exploration and development costs. Under this method of accounting, all property acquisition costs and costs of exploratory wells are capitalized when incurred, pending determination of whether additional proved reserves are found. If an exploratory well does not find additional reserves, the costs of drilling the well are charged to expense. The costs of development wells, whether productive or nonproductive, are capitalized. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred.
     Long-lived Assets
          Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If it is determined that the carrying amount may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as the price of oil and gas, production volumes and costs,drilling activity, and economic conditions could significantly affect these estimates.
          We evaluate impairment of our oil and gas properties on a property-by-property basis and estimate the fair value based on discounted cash flows expected to be generated from the production of proved reserves.
     Wells in Progress
          We record a liability for funds held on behalf of outside investors in oil and gas exploration projects, which are to be paid to the project operator as capital expenditures are billed. The liability is reduced as we make payments on behalf of those outside investors to the operator of the project.

     Goodwill and Acquired Intangible Assets
          We record the difference between the purchase price and the fair value of the net assets acquired in a business combination as goodwill. Goodwill is not amortized; rather, it is measured for impairment annually, or more frequently if conditions indicate an earlier review is necessary. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and written down to its estimated fair value.
          Acquired intangibles are recorded at fair value as of the date acquired and consist of non-compete agreements, customer relationships, and the FDF trade name. We amortize acquired intangibles with finite lives on a straight-line basis over estimated useful lives of 5 to 20 years, and we include the amortization in DD&A. We evaluate the recoverability of intangible assets annually or whenever events or changes in circumstances indicate thatan intangible asset’s carrying value may not be recoverable.
     Asset Retirement Obligations
          We recognize liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet. If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost. The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.
     Fair Value Measurements
          Certain of our assets and liabilities are measured at fair value at each reporting date. Fair value represents the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants. This price is commonly referred to as the “exit price.”
          Fair value measurements are classified according to a hierarchy that prioritizes the inputs underlying the valuation techniques. This hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 measurements are based on inputs other than quoted prices that are generally observable for the asset or liability. Common examples of Level 2 inputs include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in markets not considered to be active. Level 3 measurements have the lowest priority and are based upon inputs that are not observable from objective sources. The most common Level 3 fair value measurement is an internally developed cash flow model. We use appropriate valuation techniques based on the available inputs to measure the fair values of our assets and liabilities. When available, we measure the fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.
     Revenue Recognition
          Revenues from the sale of drilling fluid products and oilfield services are recorded at the time products are sold or services are provided to third parties at a fixed or determinable price, delivery or performance has occurred, title has transferred, and collectability of the revenue is probable. We recognize revenues for promoting certain oil and gas exploration projects and administering the ownership interests of investors in those projects. Administration fees are deferred on the balance sheet as the project is undertaken. As administration services are performed, deferred administration fees are recognized as revenue when each discrete phase of a project is completed and the services have been completed.
          Revenues from the sales of natural gas and crude oil are recorded when product delivery occurs and title and risk of loss pass to the customer, the price is fixed or determinable, and collection is reasonably assured.
     Share Based Compensation
          We grant share-based awards, in the form of common stock, to acquire goods and/or services, to members of our Board of Directors, and to selected employees. All such awards are measured at fair value on the date of grant and are recognized as a component of selling, general, and administrative expenses in the accompanying statements of operations over the applicable requisite service periods.
     Income Taxes
          We are subject to current income taxes assessed by the federal and various state jurisdictions in the United States. In addition, we account for deferred income taxes related to these jurisdictions using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.
          We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2010 and 2009.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          The information is not required under Regulation S-K for “smaller reporting companies.”
Item 8. Financial Statements and Supplementary Data
          The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)under the Securities Exchange Act of 1934 as of December 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Management’s Annual Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the chief executive officer and chief financial officer, concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.
          In November 2010, we acquired Francis Drilling Fluids, Ltd., or FDF. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information regarding this event. Management has excluded this business from its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010.

          This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
Material Weaknesses in Internal Controls Over Financial Reporting
          Based on their evaluation, our chief executive officer and chief financial officer concluded that, as a result of the following material weaknesses in internal control over financial reporting, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure:
•	The Company did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with its complexity and its financial accounting and reporting requirements. The Company has limited experience in the areas of financial reporting and disclosure controls and procedures. Also, the Company did not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and
•	Due to its small staff, the Company did not have a proper segregation of duties in certain areas of its financial reporting process. The areas where the Company has a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis.
Management’s Remediation Plans
          We are committed to improving our financial organization. As part of this commitment, we will continue to look to increase our personnel resources and technical accounting expertise within the accounting function by the end of 2011 to resolve non-routine or complex accounting matters. In addition, as funds become available, which we expect to occur during 2011, we will hire additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel toenhance our internal controls. At the end of June 2010, we hired a new chief financial officer who brings both his expertise and knowledge needed to achieve the goals of our Company. In addition, in March 2011, we hired a vice president-finance who brings substantial technical accounting and SEC reporting expertise to further enhance internal controls over financial reporting.
          We currently engage an outside consulting firm to assist us in the preparation of our consolidated financial statements.We may engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.
          Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the material weakness of insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. Due to our small internal accounting staff, additional personnel will also help ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us should turnover within the department occur. We believe this will greatly reduce our risk related to control and procedure issues we may encounter in the future.
Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended December 31, 2010, we acquired the Francis Group. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information regarding this event. We are in the process of integrating the acquired business into our overall internal control over financial reporting process.

Additional Information
          We are in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas. As business processes change related to these transformation initiatives, we will identify, document, and evaluate controls to ensure adequate controls over our financial reporting.
Item 9B. Other Information
          On April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default of our Senior Facility. In addition, on April 14, 2011, WayPoint provided us with a formal written notice of default under the WayPoint Purchase Agreement. The Senior Facility and WayPoint Purchase Agreement require that we comply with certain reporting and financial covenants, including, among other things, providing the lender and WayPoint, within set time periods, with financial information, notifying the lender and WayPoint of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our Senior Facility and WayPoint Purchase Agreement measured as of November 30, 2010 and February 28, 2011. Failure to meet the covenants under the respective agreements constitutes a default, leading to PNC Bank and WayPoint providing the formal written notices of default. However, neither PNC Bank nor WayPoint commenced the exercise of any of their respective other rights and remedies, but expressly reserved all such rights. If PNC Bank were to exercise their rights and remedies under the Senior Facility, PNC could exercise its remedies under the loan documents, including foreclosure of its liens on the assets of FDF and Acquisition Inc. At December 31, 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,752,723, and is, because of this default, reported within current liabilities on the consolidated balance sheet as of December 31, 2010. If WayPoint were to exercise their rights and remedies under the WayPoint Purchase Agreement, they could (i) declare the entire unpaid principal amount of the Senior Series A Redeemable Preferred Stock due and payable in exchange for the redemption of such preferred stock, (ii) exercise the Control Warrant, and/or (iii) exercise their put right requiring us to repurchase the Purchaser Warrant and Control Warrants. At December 31, 2010, the derivative liability related to their warrants was $32,554,826 and is, because of this default, reported within current liabilities on the consolidated balance sheets as of December 31, 2010. We are currently in negotiations with PNC Bank and WayPoint to remedy the defaults which include management’s plans to enhance our current liquidity through delaying or stopping capital expenditures through the first half of 2011 and improvements to the results of operations. However, there are no assurances that we will be successful in our negotiations with PNC Bank and/or WayPoint. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” for more information.
          On April 14, 2011, Michael G. Francis was elected as a member of our board of directors. See Item 10. Directors, Executive Officers and Corporate Governance” for biographical information about Mr. Francis.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
          During 2010, our named executive officers included:

Name	Age	Position
Michael K. Galvis	54	President, Chief Executive Officer and Director of NYTEX; Chairman of FDF

Kenneth K. Conte	52	Executive Vice President and Chief Financial Officer of NYTEX

Michael G. Francis	63	Director of NYTEX; President and Chief Executive Officer of FDF

William G. Brehmer	52	Chief Operating Officer and Director

Georgianna Hanes	57	Treasurer and Controller and Chief Financial Officer of NYTEX

Jude Gregory	43	Chief Financial Officer of FDF
          Michael K. Galvis has been the President and Chief Executive Officer and a director of the Company since October 31, 2008. He has also been the President and Chief Executive Officer and a director of NYTEX Petroleum, Inc., a wholly-owned subsidiary of the Company, since October 31, 2008, and the Chairman of Francis Drilling Fluid Services, Ltd. (“FDF”), a wholly-owned subsidiary of the Company, since November 23, 2010. From March 2006 through October 2008, he was President, Treasurer and Secretary of NYTEX Petroleum, LLC, the predecessor to NYTEX Petroleum, Inc. From 1994 through February 2006 he was a Consultant for PetroQuest Exploration, Inc., a privately held Texas corporation engaged in the acquisition and development of oil and natural gas reserves in the U.S. He has been in the oil and gas industry since 1983 with extensive experience in the drilling, operating and participating in onshore and offshore oil and gas wells in Texas, Louisiana, Arkansas, Oklahoma, Colorado, Mississippi, Illinois, North Dakota, and New Mexico. During that period his experience included generating and funding drilling prospects and evaluating and acquiring drill-ready prospects, producing oil and gas properties, oil and gas service companies and facilities, including managing and providing consulting services regarding such assets.
          Kenneth K. Conte was appointed Executive Vice President and Chief Financial Officer of NYTEX on June 1, 2010. Prior to joining the Company and since December 2005, Conte served as Managing Director and Head of Mergers & Acquisitions for National Securities Corporation, formerly vFinance Investments, Inc., New York, NY. From September 2003 to December 2005, Conte served as CEO and CFO of Windsor Technology, LLC, Rochester, NY. From April 2001 to December 2005, Conte also served as Managing Partner of Argilus Investment Banking, Rochester, NY. Furthermore, from December 1998 to April 2001, Conte served as Senior Vice President — Investment Banking for McDonald Investments, Inc., in Cleveland, Ohio. Conte has also held management positions at the Corporate Banking and Finance Group for Key Bank in Rochester, at Shawmut’s LBO fund, and at The Chase Manhattan Bank. Conte obtained his MBA in Finance at the William E. Simon Graduate School of Business Administration at the University of Rochester; a BBA in Accounting from Niagara University; and holds a FINRA Series 24 — Securities Principal license, a Series 7-General Securities Representative license, and a Series 63 General Securities Law license.
          Michael G. Francis was appointed President and Chief Executive Officer of FDF effective November 23, 2010 and as a director of NYTEX on April 14, 2011. Previously and for the past 34 years, Mr. Francis acted as Director, President and Chief Executive Officer of FDF prior to the NYTEX’s acquisition of FDF. A native of Jena, LA, Francis has been in the oilfield all of his adult life. Francis began FDF in 1977, and has overseen its growth to where it now employs over 400 people and operates nearly 200 trucks. Mr. Francis believes in giving back to the community which has helped him flourish in business. He and his wife Marcia are members of the East Bayou Baptist Church in Lafayette, Louisiana. He is the past Louisiana Republican Party State Chairman (1995-2001) and Finance Chairman (1993-94); he is a former member of the Executive Board for the Boy Scouts of America — Acadia Parish and currently serves on the Executive Boards of the Welcome House of Acadia Parish and the Community Outreach Corporation. Mr. Francis also serves on the Louisiana College Board of Trustees. He has received awards for his volunteerism and business success such as Business Man of the Year, The Distinguished Citizen Award and the Silver Beaver Award from the Boy Scouts of America.

          William G. Brehmer has been director of the Company since October 31, 2008. Mr. Brehmer acted as Chief Operating Officer and Vice President of the Company from October 31, 2008 to March 24, 2010, and also has served in such capacities for NYTEX Petroleum, Inc. since October 31, 2008. Mr. Brehmer has over 25 years of experience in the oil and gas industry in the areas of contract administration, natural gas marketing, natural gas processing, natural gas liquids marketing, business planning, funding and implementation of oil and gas drilling projects, technology marketing and sales and commercial fuel marketing and operations. From April 1, 2006, through October 31, 2008, he was a Consulting Analyst and Contract Administrator for NYTEX Petroleum, LLC. From November 1, 2005, through March 31, 2006, he was an Analyst and Contract Administrator for Petro-Quest Exploration, Inc., a privately held Texas corporation engaged in the acquisition and development of oil and natural gas reserves in the U.S. From December 12, 2003, through October 31, 2005, he was President of Petro-Frac Corporation, a privately held Texas corporation focused on identifying, acquiring and developing shallow (above 4,000 feet), Austin Chalk oil reserves in east Texas.
          Georgianna Hanes has been Secretary and Treasurer of the Company since October 31, 2008. From October 31, 2008 to June 1, 2010 she acted as Chief Financial Officer, Secretary and Treasurer of both the Company and NYTEX Petroleum, Inc. Ms. Hanes acted as controller and revenue accountant for NYTEX Petroleum, LLC, the predecessor to NYTEX Petroleum, Inc., from its inception in April 2006 through October 2008. From 1996 through March 2006,Ms. Hanes was a Contract Accountant for PetroQuest Exploration, Inc., a privately held Texas corporation engaged in the acquisition and development of oil and natural gas reserves in the U.S.Ms. Hanes has 35 years of oil and gas accounting and revenue distribution experience. She has an extensive background in oil and gas accounting, revenue distribution, partnership accounting, and tax returns and experience with oil and gas accounting software including WolfePak, OGYS, Petro-Ware, as well as Quick Books.
          Jude N. Gregory was named Vice President and Chief Financial Officer of Francis Drilling Fluids, Ltd. (FDF) on November 23, 2010 as part of the acquisition of FDF by NYTEX Energy Holdings, Inc. Gregory has served as CFO of FDF since September, 2002 having served the seven prior years as the company’s Controller. Prior to his years at FDF, he held several management positions with Albertson’s Food & Drug. Gregory earned his Bachelor of Science in Business Administration (Accounting) from the University of Southwestern Louisiana, now the University of Louisiana-Lafayette. In 1985, he was presented with his Eagle Scout Award by the Boy Scouts of America. Gregory continues to be active with the scouts as well as many other church and civic organizations.
Members of Our Board of Directors
          During 2010, our directors included:

Name	Age	Position
Michael K. Galvis	54	President, Chief Executive Officer and Director of NYTEX; Chairman of FDF

William G. Brehmer	52	Director

Jonathan Rich	42	Director

Thomas W. Drechsler	33	Director

John Henry Moulton	41	Director

          Michael K. Galvis. See “Executive Officers” for biographical information about Mr. Galvis.
          William G. Brehmer. See “Executive Officers” for biographical information about Mr. Brehmer.
          Jonathan Rich has served as director since November 2010. Mr. Rich was appointed as director per the terms of the Series A Preferred Stock of the Company (See the discussion on National Securities in Transactions With Related Persons below).Mr. Rich has been the Executive Vice President and Head of Investment Banking of National Securities Corporation, a full-service investment banking firm, since July 2008. Mr. Rich had been the Executive Vice President and Director of Investment Banking of vFinance Investments, Inc. since July 2005, and assumed his current position with National Securities when vFinance was acquired by National Securities in July 2008. Mr. Rich had previously served as Senior Vice President and Managing Director of Corporate Finance at First Colonial Financial Group since January 2001. First Colonial Financial was, in turn, acquired by vFinance in July 2005. Mr. Rich graduated from Tulane University with an interdisciplinary major in economics, political science, history and philosophy and received a joint J.D. / M.B.A. degree from Fordham University with a concentration in corporate finance.
          Thomas W. Drechsler has served as director since November 2010. Mr. Drechsler was appointed as director per the terms of the Series B Preferred Stock (See the discussion on WayPoint in Transactions With Related Persons below). Beginning in 2005, Mr. Drechsler worked as a director at WayPoint Capital Partners, LLC and since 2009 has been one of its managing directors. Prior to that, he held principal investing and investment banking roles with Veronis Suhler Stevenson from and with Bear Stearns. Mr. Drechsler earned a bachelor of science degree in business administration from The University of North Carolina at Chapel Hill.
          John Henry Moulton has served as director since November 2010. Mr. Moulton was appointed as director per the terms of the Series B Preferred Stock (See the discussion on WayPoint in Transactions With Related Persons below). Mr. Moulton has served as Managing Partner of Waypoint Capital Partners, LLC since 2004. Prior to that, Mr. Moulton spent seven years at Veronis Suhler Stevenson focused on investment banking. Previously, he worked as an attorney for Hewlett Packard. Mr. Moulton holds a Juris Doctor from Santa Clara University with a specialty in Technology Law and a BS from the University of California at Berkeley in Legal Studies.
2010 Director Compensation
          During the year ended December 31, 2010, directors neither received nor accrued compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.
Code of Ethics
          The Company does not currently have a Code of Ethics in place. As a new reporting company, the Company could not in the past establish basic corporate governance structures required under Regulations S-K and Sarbanes-Oxley without undue cost and expense. We are currently in the process of adopting a Code of Ethics.
Corporate GovernanceBoard Meetings and Committees; Annual Meeting Attendance
          During 2010, the Company’s Board held nine regular and special meetings. None of the members of our Board of Directors attended less than 75 percent of the total number of meetings of the Board of Directors held during 2010.
Audit Committee
          At present, we do not have a separately standing audit committee and our entire board of directors acts as our audit committee. None of the members of our board of directors meet the definition of “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated under the Act. As a new reporting company, the Company could not in the past retain an audit committee financial expert without undue cost and expense. We are currently in the process of establishing an Audit Committee and retaining qualified independent directors to serve on the board and such committee.
Personnel and Compensation Committee
          The Company is in the process of establishing a Personnel and Compensation Committee and retaining independent directors to serve on such Committee.
Nominating and Corporate Governance Committee
          The Company is in the process of establishing a Nominating and Corporate Governance Committee.

Item 11. Executive Compensation

Summarized Compensation Table
          On November 23, 2010 we acquired Francis Drilling Fluids, Ltd. (“FDF”) pursuant to that certain Membership Interest Purchase Agreement by and among Registrant, Francis Drilling Fluids, Ltd., Francis Oaks, L.L.C. and the Members of Francis Oaks, L.L.C. In connection with that transaction, FDF entered into an employment agreement with Michael G. Francis to act as President and CEO of FDF. Under his employment agreement Mr. Francis will receive an annual base salary of $200,000 and a $2,500 bonus for each Key Employee FDF retains for one year from the date of execution. As of the fiscal year ended December 31, 2010, Mr. Francis received $48,433 in compensation. Had we acquired FDF at the beginning of the fiscal year, Mr. Francis would have been considered a Most Highly Compensated Executive. In addition to his base annual salary and bonus set forth above, Mr. Francis is eligible to receive stock grants, bonus awards and deferred compensation. For a complete understanding of Mr. Francis’ compensation, see Michael G. Francis Employment Agreement attached as Exhibit 10.17 to this Report, and incorporated herein by reference.
          Also in connection with the FDF Acquisition, FDF entered into an employment agreement with Jude Gregory to remain as Chief Financial Officer of FDF. Like Mr. Francis, had the FDF Acquisition taken place at the beginning of the fiscal year, Mr. Gregory would have been considered a Most Highly Compensated Executive. Mr. Gregory’s annual base salary is $150,000 as well as is eligible to receive quarterly and annual bonuses as well as stock grants under performance based criteria set by the management of FDF. For a complete understanding of Mr. Gregory’s compensation, see Jude Gregory Employment Agreement attached as Exhibit 10.18 to this Report, and incorporated herein by reference.

          The following table summarizes the compensation of the named executive officers of the Company and its subsidiaries for the years ended December 31, 2010 and 2009:

Name and Principal					All Other
Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Compensation ($)(7)	Total ($)
Michael K. Galvis,	12/31/10	$407,217	$205,000	$31,000	$36,975	$680,192
President and	12/31/09	$478,000	$0	$0	$37,800	$515,800
CEO(3)

Georgianna Hanes,	12/31/10	$152,900	$35,000	$0	$4,800	$192,700
CFO, Treasurer &	12/31/09	$168,000	$0	$0	$4,800	$172,800
Secretary(4)

Kenneth K.	12/31/10	$91,666	$520,000	$312,000	$2,586	$926,252
Conte,EVP & CFO(5)

William G. Brehmer,	12/31/10	$35,467	$0	$0	$4,800	$40,267
VP & COO(6)	12/31/09	$168,000	$0	$0	$4,800	$172,800

(1)	All bonuses are discretionary based on each individual executive’s performance as determined by the Company, except certain formulaic bonuses as set forth in footnote 7.

(2)	Stock awards are valued at $1.04 and $1.86 per share of common stock for purposes of this annual report.

(3)	Michael Galvis’s base salary is comprised of $275,000 under an employment agreement with the Company for his role as President and CEO of the Company, and another $275,000 under an employment agreement with FDF for his role as Chairman of FDF.

(4)	Georgianna Hanes ceased being CFO of the Company on June 1, 2010.

(5)	Kenneth K. Conte became Executive Vice President and CFO of the Company on June 1, 2010.

(6)	William Brehmer ceased being COO of the Company on March 24, 2010 but remains as a Director.

(7)	Michael K. Galvis’s NYTEX Employment Agreement contemplates a car and health insurance allowance which equals in the aggregate $2,375 per month. Kenneth K. Conte’s NYTEX Employment Agreement contemplates a car allowance which equals approximately $431 per month. Georgianna Hanes and William G. Brehmer received a health insurance allowance of approximately $400 per month.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
          A summary of the Employment Agreements of our Named Executive Officers follows:
          Agreements with Michael K. Galvis. On April 28, 2009, the Company entered into an employment agreement with Mr. Galvis (the “NYTEX Employment Agreement”). On November 22, 2010, the NYTEX Employment Agreement was amended to modify Mr. Galvis’s compensation. The NYTEX Employment Agreement provides for an annual base salary of $250,000 per year, an auto allowance of $875 per month, health insurance allowance of $1,500 per month and incentive compensation to be determined from time to time by the Company’s board of directors. Additionally, Mr. Galvis has an employment agreement with FDF (the “FDF Employment Agreement”) for his position as Chairman of FDF. The FDF Employment Agreement provides for an annual base salary of $275,000, quarterly bonuses of $5,000 based upon achievement of goals and objectives of FDF, and an annual bonus of $20,000 based upon achievement of goals and objectives of FDF. In addition to the base and bonus compensation set forth above, the FDF Employment Agreement provides for stock awards of 50,000 shares of Common Stock of the Company upon execution of the FDF Employment Agreement, 75,000 shares of Common Stock of the Company on each of November 22, 2011 and November 22, 2012, provided Mr. Galvis meets certain performance criteria set forth by management of the Company. Any award of restricted stock made to Mr. Galvis is subject to non-transferability and forfeitability, and vests over a three year period in equal amounts per year.
          In the event of a termination without cause by the Company prior to the termination of the term, the Company must pay Mr. Galvis (i) the portion of the then current base annual salary earned and unpaid through the date of termination, (ii) any bonuses or stock awards otherwise due to Mr. Galvis through the date of the termination and (iii) the value of any accrued but unused vacation, holiday, or personal leave time in accordance with FDF’s policies. In the event of a termination for cause, Mr. Galvis is entitled to receive only the portion of the then current base annual salary earned and unpaid through the date of termination. For purposes of the FDF Employment Agreement, “cause” includes (i) death or disability for more than 90 days, (ii) being grossly negligent in the performance of his job duties or breaches of duty of loyalty or fiduciary duty, (iii) conviction of any crime involving fraud, theft or dishonesty, (iv) dishonesty or any act that injures the reputation, business, goodwill or business relationships of the Company or (v) breach of the FDF Employment Agreement.
          The FDF Employment Agreement is for a two year term with automatic renewal for two consecutive one year periods. The FDF Employment Agreement provides for typical non-disclosure of confidential information provisions, as well as non-competition during the term of the agreement and for a six month period thereafter. Furthermore, the FDF Employment Agreement restricts Mr. Galvis from soliciting employees or customers of FDF.
          Agreement with Kenneth K. Conte. On November 22, 2010, the Company entered into an employment agreement with Mr. Conte that superseded a previous employment agreement dated June 1, 2010. The employment agreement with Mr. Conte provides for an annual base compensation of $200,000. Additionally, Mr. Conte receives a vehicle and all expenses associated with such vehicle. Mr. Conte may also receive additional compensation as determined from time to time by the Company’s board of directors. Mr. Conte’s employment agreement has a term of 2 years from the date of execution with automatic 1 year extensions unless either party elects not to renew. Mr. Conte’s employment agreement contains typical confidentiality provisions as well as a non-competition clause for a period from the date of execution during his employment and for a 3 year period thereafter. In the event of termination without cause, Mr. Conte is entitled to receive a severance payment determined by dividing his base salary by 257 to compute a “daily base salary rate” and then multiplying the daily base salary rate by the product of multiplying the number of full months of his employment with the Company by 84%, less taxes and Social Security required to be withheld.
          Agreement with William G. Brehmer. On April 28, 2009, the Company entered into an employment agreement with Mr. Brehmer. The employment agreement with Mr. Brehmer provides for an annual base compensation of $168,000 (subsequently amended and reduced to $75,000 per annum in March 2011). Additionally, Mr. Brehmer receives $400 per month towards medical insurance benefits. Mr. Brehmer may also receive additional compensation as determined from time to time by the Company’s board of directors. Mr. Brehmer’s employment agreement has a term of two years from the date of execution with automatic one year extensions unless either party elects not to renew. Mr. Brehmer’s employment agreement contains typical confidentiality provisions as well as a non-competition clause for a period from the date of execution during his employment and for a three year period thereafter.
          Agreement with Georgianna Hanes. On April 28, 2009, the Company entered into an employment agreement with Ms. Hanes. The employment agreement with Ms. Hanes provided for an annual base compensation of $168,000 (subsequently amended and reduced to $75,000 per annum in March 2011). Additionally, Ms. Hanes receives $400 per month towards medical insurance benefits. Ms. Hanes may also receive additional compensation as determined from time to time by the Company’s board of directors. Ms. Hanes’s employment agreement has a term of two years from the date of execution with automatic one year extensions unless either party elects not to renew. Ms. Hanes’s employment agreement contains typical confidentiality provisions as well as a non-competition clause for a period from the date of execution during his employment and for a three year period thereafter.
Outstanding Equity Awards at Fiscal Year-End Table
          During 2010, the following stock awarded granted has not vested:

Stock Awards
Market Or Payout
		Market Value of	Number of Unearned	Value of Unearned
	Number of Shares or	Shares or Units of	Shares, Units or	Shares, Units or
	Units That Have Not	Stock That Have not	Other Rights That	Other Rights That
Name	Vested	Vested	Have not Vested	Have Not Vested
Michael K. Galvis,	33,333	$61,999	150,000	$279,000
President and CEO of NYTEX(1)

(1)	Mr. Galvis was awarded 50,000 shares of Common Stock which vest over three years in equal installments. In November 23, 2011, Mr. Galvis is eligible to receive a grant for 75, 000 shares of Common Stock and another 75,000 shares of Common Stock in November 23, 2012. For more information see Narrative to Summary Compensation Table and Grant Based Awards Table on pg. 41.

Option Exercises and Stock Vested Table:
          During 2010, the following stock awards have been granted to Named Executive Officers and have vested:

Stock Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting	Vesting
Michael K. Galvis,	16,667	$31,001
President & CEO

Kenneth K. Conte,	300,000	$312,000
EVP & CFO
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
          The following table lists stock ownership of the Company’s common stock as of February 28, 2011. The information includes beneficial ownership by (i) holders of more than 5% of common stock, (ii) each of the directors who beneficially own shares of common stock and executive officers and (iii) all directors and executive officers as a group. Each person or entity named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned.

		Amount and nature
Title	Name and address of	of beneficial	Percent
of class	beneficial owner	ownership	of class
Beneficial Owners of More than 5% of Company’s Equity
Common Stock	WayPoint Nytex, LLC 555 Theodore Fremd Ave., Suite C207 Rye, NY 10580	19,809,245 (1)	35.0%

Common Stock	Diana Istre Francis 416 North Avenue K Crowley, LA 70526	2,058,125	7.8%

Common Stock	Buccel, LLC 9 Hidden Hollow Terrace Holmdel, NJ 07733	1,976,179	7.5%

Executive Officers and Directors of the Company
Common Stock	Michael K. Galvis President and CEO of NYTEX 12222 Merit Drive Suite 1850 Dallas, TX 75251	9,016,667	34.4%

Common Stock	Michael G. Francis President and CEO of FDF 240 Jasmine Road Crowley, LA 70526	2,822,063	10.8%

		Amount and nature
Title	Name and address of	of beneficial	Percent
of class	beneficial owner	ownership	of class
Common Stock	William Brehmer Director of NYTEX 12222 Merit Drive Suite 1850 Dallas, TX 75251	1,013,425	3.9%

Common Stock	John Henry Moulton Director of NYTEX 555 Theodore Fremd Ave. Suite C207 Rye, NY 10580	19,809,245 (2)	35.0%

Common Stock	Thomas W. Drechsler Director of NYTEX 555 Theodore Fremd Ave. Suite C207 Rye, NY 10580	—	0%

Common Stock	Jonathan Rich Director of NYTEX 330 Madison Ave., 18th Floor New York, NY 10017	—	0%

Common Stock	Georgianna Hanes Controller, Secretary and Treasurer of NYTEX 12222 Merit Drive Suite 1850 Dallas, TX 75251	1,013,425	3.9%

Common Stock	Kenneth K. Conte Executive Vice President and CFO of NYTEX 12222 Merit Drive Suite 1850 Dallas, TX 75251	300,000	1.1%

	All officers and directors as a group (5 persons)	33,974,825	65.8%

(1)	WayPoint Nytex, LLC, holds a warrant to purchase up to 35% of the outstanding shares of common stock of the Company, measured at the time of exercise of such warrant. WayPoint Nytex, LLC has shared voting power of the shares issuable upon exercise of the warrants with John Henry Moulton, Director of NYTEX.

(2)	John Henry Moulton has shared voting power of the WayPoint Nytex, LLC shares of common stock issuable upon the conversion of the warrants held by WayPoint Nytex LLC.
Changes In Control
          In connection with the WayPoint Transaction (See “Risk Factors”), WayPoint may exercise a Control Warrant to purchase the amount of shares of common stock of the Company necessary for it to be the beneficial owner of 51% of the shares of common stock issued and outstanding at the time of exercise. The Control Warrant is exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the occurrence of a Default (defined below) that remains uncured for seventy-five days; provided, that payment to the holders of Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of a Default shall be considered a cure of a Default; (ii) the date on which a Change of Control (defined below) occurs, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms; (iii) seventy-five days after the date on which the third Default has occurred within a consecutive twelve-month period; however, on April 1, 2011, the Company entered into a First Amendment and Waiver with WayPoint regarding the Purchase Agreement under which WayPoint waived to exercise the Control Warrant because there were at least three events of default but amended the Purchase Agreement such that, upon the occurrence of a further default, WayPoint may exercise the Control Warrant; and (iv) May 23, 2016, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms (the “Default Conditions”). The term “Default” includes 14 categories of events, which are listed in Section 11.1 of the WayPoint Purchase Agreement and which list includes, among other events, (i) the failure of Acquisition Inc. to timely make a redemption payment to holders of the Senior Series A Redeemable Preferred Stock, (ii) the failure of Acquisition Inc. to timely make a dividend payment to holders of the Senior Series A Redeemable Preferred Stock, (iii) the failure of the Company or Acquisition Inc. to perform covenants in the WayPoint Purchase Agreement, (iv) the failure of the Company to meet a fixed-charge coverage ratio, leverage ratio or minimum EBITDA test in the WayPoint Purchase Agreement; (v) the Company or any of its subsidiaries becomes in default on other indebtedness, individually or in the aggregate, in excess of $250,000; (v) the Company, Acquisition Inc. or any of the Francis Group entities becomes subject to bankruptcy or receivership proceedings, (vi) a judgment or judgments is entered against is entered against the Company, Acquisition Inc. or any of the Francis Group entities in excess of $1,000,000, and such judgment is not satisfied; (vii) the Company, Acquisition Inc. or any of the Francis Group entities breaches a representation or warranty in the WayPoint Purchase Agreement or the documents related thereto; (ix) a Change of Control occurs; and (x) certain liabilities in excess of $250,000 arise under ERISA. “Change of Control” means (i) a sale of shares of stock of the Company, Acquisition Inc. or any Francis Group entity, or a merger involving any of them, as a result of which holders of the voting capital stock of the applicable entity immediately prior to such transaction do not hold at least 50% of the voting power of the applicable entity or the resulting or surviving entity or the acquiring entity; (ii) a disposition of all or substantially all of the assets of the Company, Acquisition Inc. or any Francis Group entity; (iii) a voluntary or involuntary liquidation, dissolution or winding up of the Company, Acquisition Inc. or any Francis Group entity; (iv) either Michael K. Galvis or Michael G. Francis shall sell at least five percent (5%) of the Company’s equity held by him immediately prior to such sale; (v) Michael K. Galvis ceases to be the Chief Executive Officer of the Company and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be the Chief Executive Officer of the Company and is not replaced by a candidate suitable to WayPoint within 30 days; or (vi) Michael G. Francis ceases to be the Chief Executive Officer of FDF and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be the Chief Executive Officer of the FDF and is not replaced by a candidate suitable to WayPoint within 30 days. On April 13, 2011, we received a letter from PNC Bank, as lender, notifying us of the existence of certain events of default under the Senior Facility. In addition, on April 14, 2011, we received a letter from WayPoint notifying us of the existence of certain events of default under the WayPoint Purchase Agreement, and, therefore, that WayPoint possesses the right to exercise the Control Warrant. If WayPoint exercises the Control Warrant, they would own 51% of our outstanding Common Stock. We are currently in negotiations with WayPoint to remedy the Events of Default and modify the Purchase Agreement. However, there are no assurances that we will be successful in our negotiations with WayPoint.
Compliance with Section 16(a) of the Exchange Act
          Michael K. Galvis. Mr. Galvis was required to and failed to timely file a Form 3 report upon the effectiveness of the Company’s Form 10 reflecting his beneficial ownership of 20,000,000 (10,000,000 post reverse stock split) shares of Common Stock. On November 23, 2010, Mr. Galvis surrendered 1,000,000 shares of Common Stock to the Company. Also, but unrelated to the surrender of his shares described above, on November 23, 2010, Mr. Galvis was granted 50,000 shares of Common Stock of the Company in connection with the execution of an employment agreement with FDF. Both transactions necessitated Form 4 report filings, which were also not timely filed. These Forms were not timely filed because, at the time of their required filing, the Company did not have an active CUSIP number. The Company has since obtained a CUSIP number and Mr. Galvis has filed all Forms required with the SEC.
          Michael G. Francis. Mr. Francis acquired 2,822,063 shares of Common Stock on November 23, 2010 and failed to timely file a Form 3 report reflecting such transaction. Mr. Francis’ Form 3 was not timely filed because, at the time of its required filing, the Company did not have an active CUSIP number. The Company has since obtained a CUSIP number and Mr. Francis has filed all Forms required with the SEC.
          Kenneth K. Conte. Mr. Conte was appointed CFO of the Company on June 1, 2010 and failed to timely file a Form 3 report. Subsequently on July 9, 2010 and October 5, 2010 Mr. Conte received stock grants from the Company totaling 600,000 (300,000 post reverse stock split) shares of Common Stock and failed to timely file Form 4 reports reflecting such transactions. These Forms were not timely filed because, at the time of their required filing, the Company did not have an active CUSIP number. The Company has since obtained a CUSIP number and Mr. Conte has filed all Forms required with the SEC.
          William G. Brehmer. Mr. Brehmer was required to and failed to timely file a Form 3 report upon the effectiveness of the Company’s Form 10 reflecting his beneficial ownership of 2,026,850 (1,013,425 post reverse stock split) shares of Common Stock. Mr. Brehmer’s Form 3 report was not timely filed because, at the time of its required filing, the Company did not have an active CUSIP number. The Company has since obtained a CUSIP number and Mr. Brehmer has filed all Forms required with the SEC.
          Georgianna Hanes. Ms. Hanes was required to and failed to timely file a Form 3 report upon the effectiveness of the Company’s Form 10 reflecting her beneficial ownership of 2,026,850 (1,013,425 post reverse stock split) shares of Common Stock. Ms. Hanes’ Form 3 report was not timely filed because, at the time of its required filing, the Company did not have an active CUSIP number. The Company has since obtained a CUSIP number and Ms. Hanes has filed all Forms required with the SEC.
          Waypoint Nytex, LLC. Waypoint Nytex, LLC acquired warrants to acquire 19,809,245 shares of Common Stock on November 23, 2010 and failed to timely file a Form 3 report reflecting such transaction.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
          The standards relied upon by the Company in determining whether a director is “independent” are those of the NASDAQ. NASDAQ Rules define an “Independent Director” as a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Examples of persons who would not be considered independent include: (a) a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- and mother-in-law, son- and daughter-in-law and anyone, other than a domestic employee, sharing the director’s home) is an executive officer of the Company, would not be independent for a period of three years after termination of such relationship; (b) a director who receives, or whose immediate family member receives, compensation of more than $120,000 during any period of twelve consecutive months from the Company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount; (c) a director who is or who has an immediate family member who is, a current partner of the Company’s outside auditor or who was, or who has an immediate family member who was, a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years would not be independent until a period of three years after the termination of such relationship; (d) a director who is, or whose immediate family member is, employed as an executive officer of another company where any of the Company’s present executive officers serve on the other company’s compensation committee would not be independent for a period of three years after the end of such relationship; and (e) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization that makes payments to, or receives payments from, the Company for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000, or 5% of such other company’s consolidated gross revenues, would not be independent until a period of three years after falling below such threshold.
          In applying the above-referenced standards, our board of directors determined that only Mr. Jonathan Rich is independent.
Item 14. Principal Accounting Fees and Services
Independent Registered Public Accounting Firm
          Whitley Penn LLP has served as our independent registered public accounting firm since October 2009. Our management believes that it is knowledgeable about our operations and accounting practices and well qualified to act as our independent registered public accounting firm.
Audit and Other Fees
          The following table presents fees for professional services rendered by our independent registered public accounting firm, Whitley Penn LLP, for the audit of our annual financial statements for the years ended December 31, 2010 and 2009:

	2010	2009
Audit fees(1)	$161,700	$80,600
Audit-related fees	—	—
Tax fees(2)	13,225	—
All other fees(3)	80,000	—

Total Fees	$254,925	$80,600

(1)	Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other related regulatory filings.

(2)	Tax fees consist principally of assistance with matters related to tax compliance, tax planning, and tax advice.

(3)	For 2010, other fees consisted of professional services performed in connection with certain agreed-upon procedures related to our acquisition activity in 2010.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of Documents Filed.
1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.
(b) Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.
(c) Financial Statement Schedules.
Financial statement schedules have been omitted because they are not required, not applicable, or the information is included in the Company’s consolidated financial statements.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYTEX Energy Holdings, Inc.
By:	/s/ Michael K. Galvis
Michael K. Galvis
President and Chief Executive Officer

April 15, 2011
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael K. Galvis	President, Chief Executive Officer, and Director	April 15, 2011
Michael K. Galvis

/s/ Kenneth K. Conte	Executive Vice President and Chief Financial Officer	April 15, 2011
Kenneth K. Conte

/s/ Michael G. Francis	President, Chief Executive Officer of FDF, Director	April 15, 2011
Michael G. Francis

/s/ William G. Brehmer	Director	April 15, 2011
William G. Brehmer

/s/ Thomas Drechsler	Director	April 15, 2011
Thomas Drechsler

/s/John Henry Moulton John Henry Moulton	Director	April 15, 2011

/s/ Jonathan Rich Jonathan Rich	Director	April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
NYTEX Energy Holdings, Inc.
We have audited the accompanying consolidated balance sheets of NYTEX Energy Holdings, Inc. and subsidiaries (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYTEX Energy Holdings, Inc. and subsidiaries, as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is not in compliance with certain loan covenants related to two debt agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Whitley Penn LLP
Dallas, Texas
April 15, 2011

NYTEX ENERGY HOLDINGS, INC.
Consolidated Balance Sheets

	At December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$209,498	$18,136
Accounts receivable, net	12,230,782	82,124
Inventories	1,237,149	—
Prepaid expenses and other	2,028,968	—
Deferred tax asset, net	13,487	—

Total current assets	15,719,884	100,260
Property, plant, and equipment, net	45,156,873	1,075,468
Other assets:
Deferred financing costs	2,014,561	—
Intangible assets	14,322,604	—
Goodwill	4,558,394	—
Investments in unconsolidated subsidiaries	—	1,479,159
Deposits and other	169,752	68,640

Total assets	$81,942,068	$2,723,527

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,907,001	$511,624
Accrued expenses	3,327,030	131,201
Revenues payable	36,345	33,684
Wells in progress	403,415	163,891
Deferred revenue	46,665	46,665
Derivative liability-current portion	32,554,826	—
Debt — current portion	22,516,398	1,148,363

Total current liabilities	66,791,680	2,035,428
Other liabilities:
Debt	1,127,980	9,807
Senior Series A redeemable preferred stock	398,232	—
Derivative liabilities	1,573,560	—
Asset retirement obligations	50,078	40,883
Deferred tax liabilities	14,215,838	—

Total liabilities	84,157,368	2,086,118

Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, Series A convertible, $0.001 par value; 10,000,000 shares authorized; 5,580,000 and no shares issued and outstanding at December 31, 2010 and 2009, respectively	5,580	—
Preferred stock, Series B, $0.001 par value; 1 share authorized; 1 and no shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,219,665 and 19,129,123 shares issued and outstanding at December 31, 2010 and 2009, respectively	26,219	19,129
Additional paid-in capital	24,750,200	7,911,434
Accumulated deficit	(26,997,299)	(7,293,154)

Total stockholders’ equity (deficit)	(2,215,300)	637,409

Total liabilities and stockholders’ equity (deficit)	$81,942,068	$2,723,527

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
Revenues:
Oilfield services	$6,031,455	$—
Drilling fluids	1,059,008	—
Oil and gas	204,906	206,026
Other	576,981	361,533

Total revenues	7,872,350	567,559

Operating expenses:
Cost of goods sold — drilling fluids	437,230	—
Oil & gas lease operating expenses	143,361	331,893
Depreciation, depletion, and amortization	772,826	83,457
Selling, general, and administrative expenses	10,919,713	2,294,597
Impairment of long-lived assets	—	147,474
Gain on sale of assets, net	(466,902)	—

Total operating expenses	11,806,228	2,857,421

Loss from operations	(3,933,878)	(2,289,862)

Other income (expense):
Interest income	1,230	686
Interest expense	(832,164)	(170,486)
Change in fair value of derivative liabilities	(13,301,755)	—
Accretion of preferred stock liability	(398,232)	—
Equity in loss of unconsolidated subsidiaries	(317,158)	(897,834)
Loss on sale of unconsolidated subsidiary	(870,750)	—
Other	5,141	—

Total other expense	(15,713,688)	(1,067,634)

Loss before income taxes	(19,647,566)	(3,357,496)

Income tax benefit (provision)	(3,299)	—

Net loss	(19,650,865)	(3,357,496)
Preferred stock dividends	(53,280)	—

Net loss attributable to common stockholders	$(19,704,145)	$(3,357,496)

Net loss per share, basic and diluted	$(0.98)	$(0.18)

Weighted average shares outstanding, basic and diluted	20,149,999	18,688,976

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statement of Stockholders’ Equity (Deficit)

	Series A Convertible		Series B
	Preferred Stock		Preferred Stock		Common Stock
							Additional
							Paid-In	Accumulated
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Total
Balance at December 31, 2008	—	$—	—	$—	18,068,372	$18,068	$5,734,956	$(3,935,658)	$1,817,366
Issuance of common stock and warrants					1,060,751	1,061	2,105,941		2,107,002
Shares to be issued at maturity of loan							70,537		70,537
Net loss								(3,357,496)	(3,357,496)

Balance at December 31, 2009	—	—	—	—	19,129,123	19,129	7,911,434	(7,293,154)	637,409
Issuance of common stock and warrants					91,200	91	181,009		181,100
Shares issued for services					871,337	871	1,014,654		1,015,525
Shares and warrants issued with 12% convertible debenture					45,000	45	207,661		207,706
Shares issued in connection with acquisitions					6,023,630	6,024	11,197,928		11,203,952
Shares issued at maturity of debt					59,375	59	(59)		—
Warrants issued to private placement agent							778,769		778,769
Warrants issued for short-term loan							8,934		8,934
Issuance of Series A Convertible Preferred Stock	5,580,000	5,580					3,449,869		3,455,449
Issuance of Series B preferred stock in connection with acquistion			1	—			1		1
Dividends on Series A convertible preferred stock								(53,280)	(53,280)
Net loss								(19,650,865)	(19,650,865)

Balance at December 31, 2010	5,580,000	$5,580	1	$—	26,219,665	$26,219	$24,750,200	$(26,997,299)	$(2,215,300)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(19,650,865)	$(3,357,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	772,826	83,457
Equity in loss of unconsolidated subsidiaries	317,158	897,834
Impairment of long-lived assets	—	147,474
Bed debt expense	21,272	—
Share-based compensation	1,015,525	—
Deferred income taxes	(10,311)	—
Accretion of discount on asset retirement obligations	4,080	27,652
Amortization of debt discount	134,073	—
Amortization of deferred financing fees	35,766	58,781
Accretion of Senior Series A redeemable preferred stock liability	398,232	—
Change in fair value of derivative liabilities	13,301,755	—
(Gain)/loss on disposal, net	403,848	—
Change in working capital:
Accounts receivable	1,111,958	(47,629)
Inventories	103,050	—
Prepaid expenses and other	10,305	(52,529)
Accounts payable and accrued expenses	827,136	523,380
Other liabilities	150,037	(377,013)

Net cash used in operating activities	(1,054,155)	(2,096,089)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(40,802,873)	—
Investments in oil and gas properties	(28,161)	(855,168)
Investments in unconsolidated subsidiaries	(108,750)	(283,796)
Additions to property, plant, and equipment	(1,886,205)	(17,067)
Proceeds from divestitures	1,259,408	—

Net cash used in investing activities	(41,566,581)	(1,156,031)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	181,100	2,107,002
Proceeds from the issuance of Series A convertible preferred stock	5,029,011	—
Proceeds from the issuance of 12% convertible debentures	2,150,000	—
Proceeds from the issuance of derivative liability	19,253,071	—
Borrowings under notes payable	27,684,343	963,450
Payments on notes payable	(10,213,869)	(100,280)
Issuance costs	(1,271,558)	—

Net cash provided by financing activities	42,812,098	2,970,172

Net increase (decrease) in cash and cash equivalents	191,362	(281,948)
Cash and cash equivalents at beginning of year	18,136	300,084

Cash and cash equivalents at end of year	$209,498	$18,136

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 1. NATURE OF BUSINESS
          NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with operations centralized in two wholly-owned subsidiaries, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of crude oil and natural gas reserves, and Francis Drilling Fluids, Ltd., (“Francis Drilling Fluids,” or “FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry. On September 8, 2010, we completed the disposition of our noncontrolling interest in Supreme Vacuum Services, Inc., an oilfield fluid service company specializing in drilling and production fluids transportation, sales, and storage. On November 23, 2010, through our newly-formed and wholly-owned subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), we acquired 100% of the membership interests of Francis Oaks, LLC (“Oaks”) and its wholly-owned operating subsidiary, FDF (together with Oaks, the “Francis Group”). The Francis Group has no other assets or operations other than FDF (See Note 6).NYTEX Energy and subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” and “our.”
          NYTEX Energy, formerly known as Clear Sight Holdings, Inc. (“Clear Sight”), is a Delaware corporation originally incorporated on January 19, 1988 as Kismet, Inc. (“Kismet”); Kismet was renamed Clear Sight on October 16, 2006. NYTEX Energy conducted no operations until October 31, 2008, at which time its newly-formed and wholly-owned subsidiary, NYTEX Petroleum, a Delaware corporation, acquired the business and operations of NYTEX Petroleum, LLC (“NYTEX Petroleum LLC”), a Texas limited liability company. In the exchange, all of the NYTEX Petroleum LLC members transferred their membership units of NYTEX Petroleum LLC to NYTEX Petroleum in exchange for common stock shares of NYTEX Energy (parent company of NYTEX Petroleum). For accounting purposes this combination was treated as a “reverse acquisition”, with NYTEX Petroleum LLC treated as the acquiring company. After the exchange, the former NYTEX Petroleum LLC members owned 25,979,207 shares and two executives owned 4,053,700 shares (collectively 93%) of the outstanding common stock of NYTEX Energy. The remaining 2,254,087 shares (7%) were owned by the pre-stock exchange NYTEX Energy shareholders and are reflected as an exchange of common stock shares.
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
          As more fully described in Note 6, through our wholly-owned subsidiary Supreme Oilfield Services, Inc. (“Supreme Oilfield”), a holding company for our investment in Supreme Vacuum Services, Inc. (“Supreme Vacuum”), we disposed of our noncontrolling interest in Supreme Vacuum on September 8, 2010.
          NYTEX Energy and its wholly owned subsidiaries are headquartered in Dallas, Texas.
     Liquidity and Events of Default
          Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our senior revolving credit and term loan facility (“Senior Facility”) with PNC Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the loan agreement constitutes a default and on April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of their respective other rights and remedies, but expressly reserved all such rights. At December 31, 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,752,723, and is, because of this default, reported within current liabilities on the consolidated balance sheet. We are currently in negotiations with the lender to remedy the defaults which include management’s plans to enhance our current liquidity through delaying or stopping capital expenditures through the first half of 2011 and improvements to the results of operations. However, there are no assurances that we will be successful in our negotiations with PNC Bank.
          In addition, due to cross-default provisions and other covenant requirements, we are also in default under the WayPoint Purchase Agreement. On April 14, 2011, WayPoint provided us with a formal written notice of default under the WayPoint Purchase Agreement. The amount reported on our consolidated balance sheet as of December 31, 2010 related to the WayPoint Purchase Agreement includes a derivative liability totaling $32,554,826, which is reported within current liabilities on our consolidated balance sheet. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including (i) declare the entire unpaid principal amount of the Senior Series A Redeemable Preferred Stock due and payable, (ii) exercise their Control Warrant, or (iii) exercise their put right. We are currently in negotiations with WayPoint to remedy the events of noncompliance and modify the loan agreement. However, there are no assurances that we will be successful in our negotiations with WayPoint. To the extent we are not successful in our negotiations with WayPoint and should WayPoint declare the entire unpaid principal amount of the Senior Series A Preferred Stock due and payable, we would accelerate the accretion of the Senior Series A Preferred Stock to its face amount of $20,750,000 in the period such declaration occurred.
          We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under either the Senior Facility or the WayPoint Purchase Agreement. However, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures, through the sale of selected assets deemed unnecessary to our business, and improvements to results from operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.
          A fundamental principle of the preparation of financial statements in accordance with generally accepted accounting principles is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. Our consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might specifically result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation and Basis of Presentation
          The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of NYTEX Energy and entities in which it holds a controlling interest. All intercompany transactions have been eliminated.
          Investments in non-controlled entities over which we have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for our proportionate share of earnings and losses and distributions. Certain prior-period amounts have been reclassified to conform to the current-year presentation.
          All references to the Company’s outstanding common shares and per share information have been adjusted to give effect to the one-for-two reverse stock split effective November 1, 2010.
     Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we review these estimates based on information that is currently available. Changes in facts and circumstances may cause us to revise our estimates. The most significant estimates relate to revenue recognition, depreciation, depletion and amortization, the assessment of

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
impairment of long-lived assets and oil and gas properties, income taxes, and fair value. Actual results could differ from estimates under different assumptions and conditions, and such results may affect operations, financial position, or cash flows.
     Cash and Cash Equivalents
          We consider all demand deposits, money market accounts, and highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the consolidated balance sheet approximates fair value.We maintain funds in bank accounts which, from time to time, exceed federally insured limits.
     Accounts Receivable
          We provide credit in the normal course of business to our customers and perform ongoing credit evaluations of those customers. We maintain an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. A portion of our receivables are from the operators of producing wells in which we maintain ownership interests. These operators market our share of crude oil and natural gas production. The ability to collect is dependent upon the general economic conditions of the purchasers/participants and the oil and gas industry. At December 31, 2010, accounts receivable are shown net of allowance for doubtful accounts of $21,272. We did not have an allowance for doubtful accounts as of December 31, 2009.
     Inventory
          Inventory consists of dry materials used in mixing oilfield drilling fluids and liquid drilling fluids mixed and ready for delivery to the drilling rig location. The dry materials are carried at the lower of cost or market, principally on the first-in, first-out basis. The liquid drilling materials are valued at standard cost which approximates actual cost on a first-in, first-out basis,not to exceed market value. Inventories amounted to $1,237,149 at December 31, 2010 and are attributable to our FDF business. We did not have any inventory at December 31, 2009.
     Property, plant, and equipment
          Property, plant, and equipment are recorded at cost less accumulated depreciation, depletion, and amortization (“DD&A”). Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of properties and equipment, net of the related accumulated DD&A, is removed and, if appropriate, gain or loss is recognized in the respective period’s consolidated statement of operations.
          For our oil and gas properties, we follow the successful efforts method of accounting for oil and gas exploration and development costs. Under this method of accounting, all property acquisition costs and costs of exploratory wells are capitalized when incurred, pending determination of whether additional proved reserves are found. If an exploratory well does not find additional reserves, the costs of drilling the well are charged to expense. The costs of development wells, whether productive or nonproductive, are capitalized. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred.
     Long-lived Assets
          Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If it is determined that the carrying amount may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as the price of oil and gas, production volumes and costs,drilling activity, and economic conditions could significantly affect these estimates.
          We evaluate impairment of our oil and gas properties on a property-by-property basis and estimate the fair value based on discounted cash flows expected to be generated from the production of proved reserves. At December 31, 2009, the analysis indicated that certain proved properties were impaired, in that their carrying value was greater than fair value. As a result, for the year ended December 31, 2009, the Company reduced its proved properties value by $147,474 by recording a non-cash impairment charge in operating expenses. We did not have any impairment charges for the year ended December 31, 2010.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
     Wells in Progress
          We record a liability for funds held on behalf of outside investors in oil and gas exploration projects, which are to be paid to the project operator as capital expenditures are billed. The liability is reduced as we make payments on behalf of those outside investors to the operator of the project.
     Goodwill and Acquired Intangible Assets
          We record the difference between the purchase price and the fair value of the net assets acquired in a business combination as goodwill. Goodwill is not amortized; rather, it is measured for impairment annually, or more frequently if conditions indicate an earlier review is necessary. If the estimated fair value of goodwill is less than the carrying value, goodwill is impaired and written down to its estimated fair value.
          Acquired intangibles are recorded at fair value as of the date acquired and consist of noncompete agreements, customer relationships, and the FDF trade name. We amortize acquired intangibles with finite lives on a straight-line basis over estimated useful lives of 5 to 20 years, and we include the amortization in DD&A. We evaluate the recoverability of intangible assets annually or whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable.
     Asset Retirement Obligations
          We recognize liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet. If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost. The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.
     Fair Value Measurements
          Certain of our assets and liabilities are measured at fair value at each reporting date. Fair value represents the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants. This price is commonly referred to as the “exit price”.
          Fair value measurements are classified according to a hierarchy that prioritizes the inputs underlying the valuation techniques. This hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 measurements are based on inputs other than quoted prices that are generally observable for the asset or liability. Common examples of Level 2 inputs include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in markets not considered to be active. Level 3 measurements have the lowest priority and are based upon inputs that are not observable from objective sources. The most common Level 3 fair value measurement is an internally developed cash flow model. We use appropriate valuation techniques based on the available inputs to measure the fair values of our assets and liabilities. When available, we measure the fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.
          The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, and accrued expenses reported on the accompanying consolidated balance sheets approximates fair value due to their short-term nature. The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. As of December 31, 2010 and 2009, we estimate the fair value of our debt to be $23,729,511 and $1,158,170, respectively. We estimate the fair value of our Senior Series A Redeemable Preferred Stock to be $20,750,000 as of December 31, 2010.
          Non-financial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a business combination, intangible assets and goodwill, and asset retirement obligations.
          See Note 14 for fair value measurements included in our accompanying consolidated balance sheets.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
     Revenue Recognition
          Revenues from the sale of drilling fluid products and oilfield services are recorded at the time products are sold or services are provided to third parties at a fixed or determinable price, delivery or performance has occurred, title has transferred and collectability of the revenue is probable. We recognize revenues for promoting certain oil and gas exploration projects and administering the ownership interests of investors in those projects. Administration fees are deferred on the balance sheet as the project is undertaken. As administration services are performed, deferred administration fees are recognized as revenue when each discrete phase of a project is completed and the services have been completed.
          Revenues from the sales of natural gas and crude oil are recorded when product delivery occurs and title and risk of loss pass to the customer, the price is fixed or determinable, and collection is reasonably assured.
     Selling, General, and Administrative Expenses
          Selling, general, and administrative expenses are summarized below for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Salary, wages, and benefits	$4,051,119	$1,114,674
Legal, accounting, and professional fees	1,945,787	659,356
Acquisition - related expenses	1,247,997	—
Contract labor	254,917	72,490
Rent and operating lease expenses	253,957	60,113
Insurance	326,461	28,274
Fuel	806,752	—
Other	2,032,723	359,690

	$10,919,713	$2,294,597

     Share Based Compensation
          We grant share-based awards to acquire goods and/or services, to members of our Board of Directors, and to selected employees. All such awards are measured at fair value on the date of grant and are recognized as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations over the applicable requisite service periods.
     Income Taxes
          We are subject to current income taxes assessed by the federal and various state jurisdictions in the United States. In addition, we account for deferred income taxes related to these jurisdictions using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.
          We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2010 and 2009. There were no interest and penalties related to unrecognized tax positions for the years ended December 31, 2010 and 2009. The tax years subject to examination by tax jurisdictions in the United States are 2007 to 2010.
     Net Loss Per Common Share
          Basic loss per share amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted loss per share is calculated using the treasury stock method to reflect the potential dilution that could occur if dilutive share-based instruments were exercised.
          On November 1, 2010, we effected a one-for-two reverse stock split to common shareholders. All share and per share information referenced and presented within this filing has been retroactively adjusted to reflect the reverse stock split.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
     Recently Issued Accounting Standards
          In December 2010, the FASB issued guidance to improve disclosures of supplementary pro forma information for business combinations. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. In the event that we acquire companies significant to our operations in the future, we expect that the adoption of the guidance will have an impact on the disclosures within our consolidated financial statements.
NOTE 3. ACCOUNTS RECEIVABLE
          Accounts receivable at December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Trade receivables	$11,833,532	$4,342
Other	418,522	77,782

Total accounts receivable	12,252,054	82,124
Allowance for doubtful accounts	(21,272)	—

Accounts receivable, net	$12,230,782	$82,124

NOTE 4. PROPERTY, PLANT, AND EQUIPMENT
          Property, plant, and equipment at December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Land	$2,180,000	$—
Plant, machinery & equipment	36,587,798	50,055
Construction in progress	5,165,424	—
Oil and gas properties	1,951,312	1,133,370

Total property, plant, & equipment	45,884,534	1,183,425
Accumulated DD&A	(727,661)	(107,957)

Property, plant, & equipment, net	$45,156,873	$1,075,468

     Depreciation, depletion, and amortization related to our property, plant, and equipment was $648,430 and $77,011 for the years ended December 31, 2010 and 2009, respectively.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 5. BUSINESS COMBINATIONS
     Francis Drilling Fluids
          On November 23, 2010, we acquired 100% of the Francis Group, including its wholly-owned operating subsidiary, FDF (herein, referred to as “FDF”). Total consideration transferred was $51,833,686 and consisted of cash of $41,299,891, 5,407,339 shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or $10,057,651, and a non-interest bearing promissory note payable to the seller in the principal amount of $750,000 with a fair value of $476,144. The sources of the $41,299,891 cash portion of the total consideration consisted of the following:

Proceeds from the issuance of Series A Convertible Preferred Stock of NYTEX Energy(1)	$2,887,597
Proceeds from the issuance of Series B Preferred Stock of NYTEX Energy	1
Proceeds from the issuance of Senior Series A Redeemable Preferred Stock of Acquisition Inc.(2)	19,253,071
Proceeds from long-term debt(3)	19,159,222

Total cash consideration	$41,299,891

(1)	Represents a portion of the proceeds, net of offering costs and fair value of the embedded warrant, from the private placement of our Series A Convertible Preferred Stock concluded in January 2011 for gross proceeds of $6,000,000. See Note 13.

(2)	Along with Acquisition Inc., we entered into a Preferred Stock and Warrant Purchase Agreement with a third party (“WayPoint”), whereby, in exchange for $20,000,001 (net of offering costs), we issued to them 20,750 shares of Acquisition Inc. 14% Senior Series A Redeemable Preferred Stock, one share of Series B Preferred Stock of NYTEX Energy, a warrant (“Purchaser Warrant”) to purchase up to 35% of the then outstanding shares of our common stock, and a warrant (“Control Warrant”) to purchase additional shares of our outstanding common stock such that when combined with the Purchaser Warrant, provides WayPoint with an aggregate 51% of the total outstanding common stock. Further, such warrant becomes exercisable only if certain conditions of default are met as set forth in the Preferred Stock and Warrant Purchase Agreement. See Note 9.

(3)	Acquisition Inc. and FDF, as co-borrowers, entered into a revolving credit and term loan facility with a third-party lender providing for loans up to $24,000,000.
          FDF is a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry. Headquartered in Crowley, Louisiana, FDF operates out of 21 locations in five U.S. states. Our acquisition of FDF makes us a more diversified energy company by providing a broader range of products and services to the oil & gas industry. FDF contributed revenues totaling $7,090,463 and earnings before income taxes of $119,339 to our consolidated statement of operations for the period from November 23, 2010 through December 31, 2010.
          The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2010 for the year ended December 31, 2010 and on January 1, 2009 for the year ended December 31, 2009:

	Pro Forma for the Year Ended December 31,
	2010	2009
Revenue	$75,853,294	$53,451,289
Net loss	$(7,608,055)	$(10,723,311)
Net loss per share, basic and diluted	$(0.31)	$(0.47)
     The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of NYTEX Energy and FDF, reflecting both in 2010 and 2009 NYTEX Energy and FDF results of operations for a 12 month period. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2010 and on January 1, 2009. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:
•	Additional depreciation and amortization expense of approximately $8,325,000 and $8,241,000 for the years ended December 31, 2010 and 2009, respectively;

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
•	Additional interest expense of approximately $3,046,000 and $3,243,000 for the years ended December 31, 2010 and 2009, respectively, related to the incremental debt we incurred to finance the acquisition;

•	Accretion expense of approximately $3,773,000 for each of the years ended December 31, 2010 and 2009, related to the $20,750,000 face amount of Acquisition Inc. redeemable preferred stock over the term of the instrument of approximately 5.5 years; and

•	Elimination of approximately $4,839,000 and $4,972,000 of lease expenses incurred for the years ended December 31, 2010 and 2009, respectively, related to operating leases that were terminated and paid-in-full at acquisition.
          The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. While most assets and liabilities were measured at fair value, a single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Our judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.
          During the year ended December 31, 2010, we incurred $1,199,262 in acquisition expenses related to acquiring FDF. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Estimated fair value of assets aquired and liabilities assumed:
Cash and cash equivalents	$497,018
Accounts receivable	13,281,888
Inventory	1,340,199
Prepaid expenses and other	2,273,834
Property and equipment	38,692,890
Construction in Progress	3,308,270
Identifiable intangible assets	14,447,000
Other assets acquired	112,868
Accounts payable	(7,065,761)
Accrued expenses	(2,912,987)
Francis Group debt assumed	(2,240,949)
Deferred tax liability	(14,458,978)

Subtotal of estimated fair value of net assets acquired	$47,275,292

Goodwill	$4,558,394

          In determining fair value, we obtained appraisals and utilized assumptions including estimated cash flows, discount rates, and capitalization rates. As of the acquisition date, the fair value of accounts receivable approximated book value acquired. The gross contractual amount receivable was $13,281,888, all of which is expected to be collected.
          The goodwill is attributable to the intangible assets that do not qualify for separate recognition including the FDF trade name, customer relationships, and the noncompete agreements entered into by FDF’s management; the value of the going-concern element of FDF’s existing businesses (the higher rate of return on the assembled collection of net assets versus if we had acquired all of the net assets separately); and, the significant synergies expected to arise after our acquisition of FDF. The goodwill is not expected to be deductible for tax purposes and was assigned to our oilfield services segment.
          We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.
     Panhandle Field Producing Property
          In August 2009, we acquired a 75% working interest in the Panhandle Field Producing Property for consideration consisting of $700,000 cash, which was financed by a part of the $950,000 borrowed under six-month bridge loans (see Note 11). The Panhandle Field Producing Property assets encompass producing oil and gas leaseholds consisting of 18 wells on 320 acres in the Texas panhandle. Effective with the acquisition, we became the operator of record in actively managing the production and project development plans.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
          Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various estimates of their respective fair values. The allocation of the purchase price was determined utilizing recognized valuation techniques and was based upon estimates and assumptions that are subject to change within the purchase price allocation period. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Lease and well equipment	$41,000
Proved properties	672,231

Total assets acquired	713,231
Asset retirement obligation	(13,231)

Net assets acquired	$700,000

          The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2009 for the year ended December 31, 2009:

Pro Forma
for the
Year Ended
December 31,
2009
Revenue	$678,047
Net loss	$(3,336,731)
Net loss per share, basic and diluted	$(0.18)
          The above unaudited pro forma financial information includes adjustments for depreciation and depletion, along with interest expense related to the Bridge Loans. In management’s opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2009 nor are they indicative of future operations of the combined companies.
          From January through May 26, 2010, we disposed of a total 45.33% share of our working interest in the Panhandle Field Producing Property for $859,408 in cash and a $62,388 reduction in principal of a bridge loan. We recognized a gain on disposal totaling $578,872.
          In December 2010, we re-acquired all but a 2.0% share of the 45.33% share sold earlier in the year for total consideration transferred of approximately $1,451,858. The total consideration transferred consisted of approximately $26,063 cash, 616,291 shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or approximately $1,146,301, 9% demand notes totaling approximately $237,458, and interests in existing NYTEX Petroleum properties with an estimated fair value of $42,036. At December 31, 2010, we had an aggregate 73% ownership interest in the Panhandle Field Producing Property.
          Under the acquisition method of accounting, the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various estimates of their respective fair values. The allocation of the purchase price was determined utilizing recognized valuation techniques and was based upon estimates and assumptions that are subject to change within the purchase price allocation period. The purchase price allocation for the Panhandle Field Producing Property acquisition is as follows:

Lease and well equipment	$93,536
Proved properties	1,389,040

Total assets acquired	1,482,576
Asset retirement obligation	(30,718)

Net assets acquired	$1,451,858

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
          The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2010 for the year ended December 31, 2010:

Pro Forma
for the
Year Ended
December 31,
2010
Revenue	$8,014,070
Net loss	$(20,150,727)
Net loss per share, basic and diluted	$(0.97)
NOTE 6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES
     Waterworks
          As of December 31, 2010, we have a 14.31% ownership interest in Waterworks, LP (“Waterworks”), a salt-water disposal facility in Wise County, Texas. We are responsible for managing the interests of the other limited partners and thus, exercise significant influence over the operations of Waterworks. Accordingly, we account for our investment in Waterworks under the equity method of accounting. Losses attributable to our interest in Waterworks were $8,750 and $69,665 for the years ended December 31, 2010 and 2009, respectively. The carrying value of our investment in Waterworks was $0 for each of the years ended December 31, 2010 and 2009.
     Supreme Vacuum
          Supreme Vacuum provides oilfield fluid services in South Texas, specializing in drilling and production fluids handling, sales, and storage. Beginning in August 2008, we, through our wholly owned subsidiaries as well as NYTEX Petroleum’s predecessor entity NYTEX Petroleum LLC, made a series of equity investments in Supreme Vacuum, after which we maintained an approximate 71.18% ownership interest in Supreme Vacuum. The total amount of these investments was $2,272,177. We have historically reported Supreme Vacuum as an unconsolidated subsidiary accounted for under the equity method as we did not possess majority voting control over Supreme Vacuum. Losses attributable to our interest in Supreme Vacuum were $308,408 and $828,169 for the years ended December 31, 2010 and 2009, respectively.
          On September 8, 2010, we, through our wholly-owned subsidiary Supreme Oilfield, completed the disposition of all of our shares (“Supreme Vacuum Shares”) of common stock of Supreme Vacuum along with a promissory note payable by Supreme Vacuum to Supreme Oilfield in the original principal amount of $31,250. The Supreme Vacuum Shares and the promissory note were sold to an unrelated third party in exchange for a cash purchase price of $400,000. We recognized a loss of approximately $870,750 upon the sale of our investment in Supreme Vacuum.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
          For the year ended December 31, 2009, the carrying value of our investment in Supreme Vacuum was $1,479,159. Accordingly, the aggregated summarized financial information of Supreme Vacuum was as follows:

Year Ended
December 31,
2009
Operaing results:
Service revenue	$2,780,613
Operating expenses	3,666,556

Loss from operations	$(885,943)

Net loss	$(1,170,122)

December 31,
2009
Balance Sheet:
Current assets	$668,506
Non-current assets	4,078,930

Total assets	$4,747,436

Current liabilities	$1,559,880
Non-current liabilities	2,111,605

Total liabilities	3,671,485
Equity	1,075,951

Total liabilities and equity	$4,747,436

NOTE 7. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
          At December 31, 2010, we had $4,558,394 of goodwill allocated to our oilfield services segment as a result of the acquisition of FDF in November 2010. Prior to the acquisition of FDF, we did not have any goodwill.
          Intangible assets subject to amortization at December 31, 2010 and associated amortization expense for the year then ended is as follows:

			Net
	Gross Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Expense
Non-compete agreements	$6,033,000	$(109,171)	$5,923,829	$109,171
Customer relationships	3,654,000	(15,225)	3,638,775	15,225

	$9,687,000	$(124,396)	$9,562,604	$124,396

          The non-compete agreement and customer relationship intangible assets have been allocated to our oilfield services segment and have estimated useful lives of 2.5 to 7 years for non-compete agreements and 20 years for the customer relationships. We also have trade name intangible assets associated with FDF that are not subject to amortization, which have a carrying balance of $4,760,000 as of December 31, 2010. We did not have any such intangible assets in 2009.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
     The estimated amortization for the current and each of the next five fiscal years is as follows:

2011	$1,492,757
2012	1,492,757
2013	1,086,057
2014	795,557
2015	795,557
2016 and thereafter	3,899,919
NOTE 8. ASSET RETIREMENT OBLIGATION
          Our asset retirement obligation primarily represents the estimated present value of the amount it will incur to plug, abandon, and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine the asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following represents a reconciliation of the asset retirement obligations for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Asset retirement obligation as of beginning of year	$40,883	$—
Liabilities incurred	30,718	38,780
Liabilities settled	(25,603)	(25,549)
Revision of estimated obligation	—	—
Accretion expense	4,080	27,652

Asset retirement obligation as of end of year	$50,078	$40,883

NOTE 9. WAYPOINT TRANSACTION
          In connection with the FDF acquisition, on November 23, 2010, we, through our wholly-owned subsidiary, Acquisition Inc., entered into a Preferred Stock and Warrant Purchase Agreement (“WayPoint Purchase Agreement”) with WayPoint Nytex, LLC (“WayPoint,”), an unaffiliated third party, whereby, in exchange for $20,000,001 cash, we issued to WayPoint (collectively, the “WayPoint Transaction”) (i) 20,750 shares of Acquisition Inc. 14% Senior Series A Redeemable Preferred Stock, par value of $0.001 and an original stated amount of $1,000 per share (“Senior Series A Redeemable Preferred Stock”), (ii) one share of NYTEX Energy Series B Preferred Stock, par value of $0.001 per share, (iii) a warrant to purchase up to 35% of the then outstanding shares of the Company’s common stock (“Purchaser Warrant”), and (iv) a warrant to purchase an additional number of the Company’s common stock so that, measured at the time of exercise, the number of shares of common stock issued to WayPoint represents 51% of the Company’s outstanding common stock on a fully-diluted basis (“Control Warrant”). The Control Warrant may be exercised only if certain conditions, as defined in the WayPoint Purchase Agreement, are met.
     14% Senior Series A Redeemable Preferred Stock
          The holder of the Senior Series A Redeemable Preferred Stock is entitled to receive dividends at a rate equal to 14% of the original stated amount, with such dividends payable quarterly and in preference to any declaration or payment of any dividend to the holders of common stock of Acquisition Inc. Such dividends shall accrue day-to-day, whether or not declared, and are cumulative.
          We have the right to redeem the Senior Series A Redeemable Preferred Stock (i) after the third anniversary of issuance at a redemption price equal to 104% of the original stated amount, and (ii) after the fourth anniversary of issuance at a redemption price equal to 103% of the original stated amount, to May 23, 2016, the maturity date of the Senior Series A Redeemable Preferred Stock. On the maturity date, we are required to redeem the Senior Series A Redeemable Preferred Stock at 100% of the original stated amount, together with all accrued and unpaid dividends as of the redemption date in cash. Further, we are required to redeem the Senior Series A Redeemable Preferred Stock at 100% after the earliest to occur of (a) a change of control, as defined, or (b) an event of default, as defined, that remains uncured for 75 days.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
     Series B Preferred Stock
          We issued one share of Series B Preferred Stock to WayPoint, a new class of NYTEX Energy preferred stock consisting of one authorized share. The Series B Preferred Stock provided the holder the right to designate two members to the Company’s board of directors, and upon the occurrence of a default under the WayPoint Purchase Agreement, the holder may require us to expand the number of board members providing WayPoint the ability to designate a majority of the Company’s board.
     Warrants
          The Purchaser Warrant is exercisable at any time at an exercise price of $0.01 per share and expires on the tenth anniversary from the date of issuance. The Purchaser Warrant provides anti-dilution protection so that the number of shares that may be purchased shall be equal to 35% of the then outstanding shares of the Company’s common stock, as measured at the time of exercise.
          The Control Warrant is exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the date on which a change of control occurs, as defined, if we are unable to redeem all of the Senior Series A Redeemable Preferred Stock, (ii) the date on which an event of default occurs, as defined, provided that payment to the holders of the Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of the default will be considered a cure of the default, (iii) 75 days after the date on which a third default, as defined, has occurred within a consecutive 12-month period, and (iv) May 23, 2016, which is the maturity date of the Senior Series A Redeemable Preferred Stock and we are unable to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with the WayPoint Purchase Agreement. The term default includes 14 categories of events as listed in the WayPoint Purchase Agreement including the failure of the Company to meet a fixed-charge coverage ratio, leverage ratio, or minimum EBITDA test.
     Other Obligations
          After November 23, 2011, we may be required by WayPoint to file a registration statement with the Securities and Exchange Commission (“SEC”), registering for resale all shares of our common stock issuable upon exercise of the Purchaser Warrant and Control Warrant. In addition, WayPoint was granted piggyback registration rights for any registration statement filed with the SEC following (i) a registration statement filed with the SEC concerning the Company’s Series A Convertible Preferred Stock (see Note 13) and (ii) a registration statement filed with the SEC concerning a registration rights agreement regarding shares of our common stock issued to a former FDF interest holder in connection with the FDF acquisition. If we are required to file a registration statement with the SEC registering securities for resale by WayPoint and the registration statement is not timely filed, does not become effective within a certain time period, or ceases to be available for sales thereunder for certain time periods, then we must pay to all holders of registrable securities an amount in cash equal to 1% of the value of such holder’s registrable securities on the date of such event and each monthly anniversary thereof until cured, subject to a cap of 10% of the value of such holder’s registrable securities.
          In addition, under the WayPoint Purchase Agreement, WayPoint was granted a put right that could require us to repurchase the Purchaser Warrant and Control Warrant from WayPoint at any time on or after the earlier of (i) the date on which a change of control occurs,as defined, (ii) the date on which an event of default occurs, as defined, (iii) the date on which we elect to redeem the Senior Series A Redeemable Preferred Stock, and (iv) the maturity date of the Senior Series A Redeemable Preferred Stock. The repurchase price is equal to the greater of (a) WayPoint’s aggregate equity ownership percentage in the Company as of the date the put right is exercised, multiplied by the fair value of the Company’s common stock and (b)(1) in the event that the put right is exercised before November 23, 2013, $30,000,000, or (2) in the event that the put right is exercised on or after November 23, 2013, $40,000,000.
     Initial Accounting
          Under the initial accounting, we separated the instruments issued under the WayPoint Purchase Agreement into component parts of the Senior Series A Redeemable Preferred Stock, the Series B Preferred Stock, the Purchaser Warrant, and the Control Warrant. We considered the put right to be inseparable from the Purchaser Warrant and Control Warrant and deemed them to be a derivative (each, a “ WayPoint Warrant Derivative”). We estimated the fair value of each component as of the date of issuance. We assigned no value to the Control Warrant as it is contingently exercisable and the conditions for exercising have not been met. Since the WayPoint Warrant Derivative related to the Purchaser Warrant had a fair value in excess of the net proceeds we received in the WayPoint Transaction at the date of issuance, no amounts have been assigned to Senior Series A Redeemable Preferred Stock in the allocation of proceeds. The WayPoint Warrant Derivative is included in derivative liabilities on the accompanying consolidated balance sheet as of December 31, 2010. Changes in fair value of the WayPoint Warrant Derivative are included in other income (expense) in the consolidated statements of operations and are not taxable or deductible for income tax purposes. See Note 10.
          Although no amounts were initially assigned to the Senior Series A Redeemable Preferred Stock, we will accrete the

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
total face amount, or $20,750,000, over the term of the instrument of 5.5 years as a liability on the consolidated balance sheet and a corresponding charge to accretion expense on the consolidated statement of operations. For the year ended December 31, 2010, we recognized $398,232 of accretion expense related to the Senior Series A Redeemable Preferred Stock.
     Default Under WayPoint Purchase Agreement
          Due to cross-default provisions with our Senior Facility and other covenant requirements, we are currently in default under the WayPoint Purchase Agreement. On April 14, 2011, WayPoint provided us with a formal written notice of default under the WayPoint Purchase Agreement. The amount reported on our consolidated balance sheet as of December 31, 2010 related to the WayPoint Purchase Agreement includes a derivative liability totaling $32,554,826, which is reported within current liabilities on our consolidated balance sheet. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including (i) declare the entire unpaid principal amount of the Senior Series A Redeemable Preferred Stock due and payable, (ii) exercise their Control Warrant, or (iii) exercise their put right. We are currently in negotiations with WayPoint to remedy the events of noncompliance and modify the loan agreement. However, there are no assurances that we will be successful in our negotiations with WayPoint.
NOTE 10. DERIVATIVE LIABILITIES
          The following summarizes our derivative liabilities at December 31, 2010. We did not have any derivatives for the year ended December 31, 2009.

WayPoint Warrant Derivative	$32,554,826
Warrrants — Series A Convertible Preferred Stock	1,573,560

Total derivative liabilities at December 31, 2010	$34,128,386

          The WayPoint Warrant Derivative was initially recorded at its fair value of $19,253,071 on the date of issuance, November 23, 2010. At December 31, 2010, the carrying amount of the WayPoint Warrant Derivative was adjusted to its fair value of $32,554,826 with a corresponding charge to operations. The WayPoint Warrant Derivative is reported as a derivative liability-current portion on the accompanying consolidated balance sheet as of December 31, 2010.
          The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock include an anti-dilution provision that require a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share. Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheet as of December 31, 2010.
          Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2010,and are not taxable or deductible for income tax purposes.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 11. DEBT
          A summary of our outstanding debt obligations at December 31, 2010 and 2009 is presented as follows:

	December 31,
	2010	2009
25% Bridge Loan due January 2010	$—	$100,000
25% Bridge Loan due July 2011	—	100,000
18% Bridge Loan due December 2010	—	150,000
18% Bridge Loan due July 2011	234,919	600,000
9% Demand Notes due February 2011	237,458	—
0% Secured Equipment Loan due March 2011	2,098	—
3.75% Secured Equipment Loan due June 2011	1,388,807	—
6% Related Party Loan due September 2011	168,000	195,000
12% Convertible Debentures due October 2011	2,064,867	—
5.5% Mortgage Note due July 2012	343,696	—
7.41% Secured Equipment Loan due November 2013	10,149	13,170
5.75% Secured Equipment Loan due November 2013	43,086	—
7.41% Secured Equipment Loan due July 2015	19,765	—
Francis Promissory Note (non-interest bearing) due October 2015	478,710	—
Senior Facility — Term Loan due November 2015	11,857,144	—
Senior Facility — Revolver due November 2015	5,895,579	—
6% Secured Equipment Loan due December 2015	900,100	—

Total debt	23,644,378	1,158,170
Less: current maturities	(22,516,398)	(1,148,363)

Total long-term debt	$1,127,980	$9,807

          Carrying values in the table above include net unamortized debt discount of $356,423 and $0 at December 31, 2010 and 2009, respectively, which is amortized to interest expense over the terms of the related debt.
          Debt maturities as of December 31, 2010, excluding discounts, are as follows:

2011	22,516,398
2012	244,032
2013	248,358
2014	235,364
2015	756,650
2016 and thereafter	—
Unamortized Discount	(356,424)

$23,644,378

     Senior Revolving Credit and Term Loan Facility
          In connection with the FDF acquisition, on November 23, 2010, we entered into a senior secured revolving credit and term loan agreement (“Senior Facility”) with a bank providing for loans up to $24,000,000. The Senior Facility consists of a term loan in the amount of $12,000,000 and a revolving credit facility in an amount up to $12,000,000. The term loan bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 2.5% (3.76% at December 31, 2010). The term loan requires monthly payments of principal and interest based on a seven-year amortization of $142,857 with the remaining principal and any unpaid interest due in full at maturity on November 23, 2015. The revolving credit facility bears an annual interest rate based

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 1.75% (3.01% at December 31, 2010) and payments of interest only due monthly with the then outstanding principal and any unpaid interest due in full at maturity on November 23, 2015. Advances under the revolving credit facility may not exceed 85% of FDF’s eligible accounts receivable as defined in the Senior Facility agreement.
          Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our Senior Facility with PNC Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the loan agreement constitutes a default and on April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of their respective other rights and remedies, but expressly reserved all such rights. At December 31, 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,752,723, and is, because of this default, reported within current liabilities on the consolidated balance sheet. We are currently in negotiations with the lender to remedy the defaults which include management’s plans to enhance our current liquidity through delaying or stopping capital expenditures through the first half of 2011 and improvements to our results of operations. However, there are no assurances that we will be successful in our negotiations with PNC Bank.
     $2.15 Million 12% Convertible Debentures
          In August 2010, we initiated a $2,150,000 offering of convertible debt (“12% Convertible Debenture”) to fund our ongoing working capital needs. Terms of the 12% Convertible Debenture were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of 180 days from the date of issuance; (ii) convertible at any time prior to maturity at $1.50 per share of the Company’s common stock; and, (iii) each unit includes a three-year warrant to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share for a period of three years from the effective date of the warrant. As of December 31, 2010, we had raised the full $2,150,000 under the 12% Convertible Debenture offering including warrants to purchase up to 430,000 shares of the Company’s common stock. In addition, we also issued 45,000 shares of the Company’s common stock to certain 12% Convertible Debenture holders. During the first quarter of 2011, the 12% Convertible Debentures were amended such that the maturity date was extended to October 2011.
     Francis Promissory Note
          In connection with the FDF acquisition, on November 23, 2010, we entered into a promissory note payable to a former interest holder of FDF (“Francis Promissory Note”) in the face amount of $750,000. The Francis Promissory Note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015. We have recorded the Francis Promissory Note as a discounted debt of $478,710, using an imputed interest rate of 9%.
     Related Party Loan
          In March 2006, NYTEX Petroleum LLC entered into a $400,000 revolving credit facility (“Related Party Loan”) with one of its founding members to be used for operational and working capital needs. Effective with the execution of an amended letter agreement on August 25, 2008, the revolving nature of the Facility was terminated, with the then unpaid principal balance of $295,000 on the Related Party Loan effectively becoming a note payable to the founding member. The Related Party Loan continues to bear interest, to be paid monthly, at 6% per annum, to be secured by the assets of NYTEX Petroleum LLC (now NYTEX Petroleum), and be personally guaranteed by NYTEX Petroleum LLC’s two founding members. The terms of the Related Party Loan have been further amended, requiring monthly principal payments of $3,000 plus interest for eighteen months beginning March 1, 2010 and ending September 1, 2011. At the end of the eighteen month period, the remaining principal balance and any unpaid interest are due in a lump sum. There is no penalty for early payment of principal.
          As of December 31, 2010 and 2009, amounts outstanding under the Related Party Loan were $168,000 and $195,000, respectively. In addition, during the years ended December 31, 2010 and 2009, interest expense related to the Related Party Loan totaled $11,025 and $12,700, respectively.
     Other Debentures and Loans
          In July 2009, the Company entered into various Bridge Loans totaling $950,000, the proceeds of which were used for the acquisition of the Panhandle Field Producing Property, its initial development costs, and working capital purposes. The Bridge Loans originally matured on January 31, 2010, with 12.5% cash interest for the six-month period, or 25% per annum, payable at maturity. The Bridge Loans have been amended multiple times to extend the maturity date. On August 23, 2010, the agreement with the Bridge Loan holders extended the maturity date of principal and interest to September 1, 2010, with no penalties for prepayment. Interest was payable at rates of 25% and 18% per annum. On September 1, 2010, the remaining Bridge Loans (all at an interest rate of 18% per annum) were further amended to extend the maturity date to December 1, 2010, with one option to extend the maturity date to July 1, 2011. As of December 31, 2010, one Bridge Loan remains outstanding with a principal balance due of $234,919 and matures on July 1, 2011.
          In December 2010, we issued two demand notes totaling $237,000 related to our re-acquisition of the Panhandle Field Producing Property. The demand notes are due and payable on February 14, 2011 or upon demand by the holder and bear interest at a fixed rate of 9%. Subsequently, on February 14, 2011, we issued 9% Convertible Debentures (“9% Convertible Debentures”) due January 2014 in exchange for the demand notes due February 14, 2011. Interest only is payable monthly at the annual rate of 9% with any accrued and unpaid interest along with the unpaid principal due at maturity. The 9% Convertible Debenture is convertible to the Company’s common stock at any time at the fixed conversion price of $2.50 per share, subject to certain adjustments including stock dividends and stock splits. We have the option, at any time, to redeem the outstanding 9% Convertible Debentures in cash equal to 100% of the original principal amount plus accrued and unpaid interest.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
          We also have various property, plant, and equipment loans outstanding that generally require monthly principal and interest payments based on fixed interest rates ranging from 0% to 7.4% and have maturity dates ranging from March 2011 to July 2015.
NOTE 12. COMMITMENTS AND CONTINGENCIES
     Leases
          The Company leases certain trucks, automobiles, equipment, and office space under non-cancelable operating leases which provide for minimum annual rentals. Future minimum obligations under these lease agreements at December 31, 2010 are as follows:

2011	$1,634,670
2012	1,120,121
2013	905,011
2014	845,498
2015	612,258
Thereafter	971,247

$6,088,805

          Total lease rental expense for the years ended December 31, 2010 and 2009 was $253,957 and $60,113, respectively.
     Litigation
          We may become involved from time to time in litigation on various matters, which are routine to the conduct of our business. We believe that none of these actions,individually or in the aggregate, will have a material adverse effect on our financial position or operations, although any adverse decision in these cases, or the costs of defending or settling such claims, could have a material adverse effect on our financial position, operations, and cash flows.
          On August 26, 2010, two suits were filed by Kevin Audrain and Lori Audrain d/b/a Drain Oil Company (“Plaintiffs”) against NYTEX Energy, one as Cause No. 39360 in the 84th District Court in Hutchinson County, Texas, and the other as Cause No. 10-122 in the 69th District Court in Moore County, Texas. Both suits were filed by the same plaintiffs and both relate to 75.0% of certain producing oil and gas leaseholds in those counties of the Texas panhandle (the “Panhandle Property”). On August 1, 2009, NYTEX Petroleum acquired and assumed operations of the Panhandle Property from Plaintiffs. The Plaintiffs allege that NYTEX Petroleum did not engage in a well re-completion (refrac) operation as required by the purchase document between Plaintiffs and NYTEX Petroleum (the “Purchase Document”). As a result of this alleged lack of performance, Plaintiffs believe they are entitled to pursue repurchase of the Panhandle Property in accordance with a buyback provision set forth in the Purchase Document. The Company believes that NYTEX Petroleum has performed as required, and that these lawsuits are wholly without merit and frivolous. The Company has filed answers to both suits and intends to vigorously defend itself in these actions.
     Environmental
          We are subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 13. STOCKHOLDERS’ EQUITY
          The authorized capital of NYTEX Energy consists of 200 million shares of common stock, par value $0.001 per share; 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share; and, one share of Series B Preferred Stock, par value $0.001 per share. The holders of the Series A Convertible Preferred Stock are entitled to receive cumulative quarterly dividends equal to 9%of $1.00 per share, with such dividends in preference to the declaration or payment of any dividends to the holders of common stock. Further, dividends on the Series A Convertible Preferred Stock are cumulative so that if any previous or current dividend shall not have been paid, the deficiency shall first be fully paid before any dividend is to be paid on or declared on common stock. The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.
          The holder of the Series B Preferred Stock is not entitled to receive dividends and is not entitled to any voting rights. However, the holder of the Series B Preferred Stock is entitled to elect two members of the Company’s board of directors.
     Private Placement — Common Stock
          In August 2008, we initiated a private placement of our common stock, offering 2,200,000 common shares at $2.00 per share along with a three-year warrant exercisable at $1.00 per share. In April 2009, the private placement offering of our common stock was expanded to $5,900,000 and further expanded in February 2010 to $8,000,000. On July 22, 2010, we concluded the sale of 2,966,551 shares of our common stock pursuant to the private placement for total net proceeds of $5,900,000. In addition, 110,275 shares of common stock were issued to certain holders as an inducement to purchase our common stock. For the year ended December 31, 2010, we issued a total of 91,200 common shares under the private placement for net proceeds of approximately $181,100, along with warrants to purchase up to 91,200 shares of our common stock. The warrants are exercisable at $1.00 per share for a period of three years from the effective date of the warrant.
     Other Common Stock Issuances
          In January 2010, upon the maturity of the Bridge Loans, we paid an accommodation fee to the Bridge Loan holders in the form of 59,375 shares of our common stock.
          In connection with the acquisition of FDF in November 2010, we issued 5,407,339 shares of our common stock to the former owners as part of the consideration paid to acquire FDF. The aggregate fair value of the common stock issued was $10,057,651. See Note 5.
          In connection with the re-acquisition of the Panhandle Field Producing Property in December 2010,we issued 616,291 shares of our common stock to the former owners as part of the consideration paid to re-acquire the Panhandle Field Producing Property. The aggregate fair value of the common stock issued was $1,146,301. See Note 5.
          For the year ended December 31, 2010, we issued 871,337 shares of our common stock to certain employees and individuals. The fair value of the shares of approximately $1,015,525 was recorded as stock-based compensation in the accompanying statements of operations.
     Private Placement — Series A Convertible Preferred Stock
          In contemplation of the acquisition of FDF, in October 2010, we initiated a private placement of units each consisting of (i) 100,000 shares of our Series A Convertible Preferred Stock, and (ii) a warrant to purchase 30,000 shares of our common stock at an exercises price of $2.00 per share. Each unit is priced at $100,000. For the year ended December 31, 2010, we issued 5,580 units for gross proceeds of $5,580,000 consisting of 5,580,000 shares of Series A Convertible Preferred Stock and warrants to purchase up to 1,674,000 shares of common stock. At the conclusion of the private placement offering in January 2011, we had issued a total of 6,000 units for aggregate gross proceeds of $6,000,000.
          The holders of the Series A Convertible Preferred Stock are entitled to payment of dividends at 9% of the purchase price per share of $1.00, with such dividends payable quarterly. Dividends are payable out of any assets legally available, are cumulative, and in preference to any declaration or payment of dividends to the holders of common stock. Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.
     Warrant Issuances
          In August 2010, we issued warrants to purchase up to 20,000 shares of common stock to an unsecured third-party creditor. The unsecured third-party creditor was paid in full in September 2010. The warrants may be exercised for a period of three years from date of grant at an exercise price of $1.50 per share. The fair value of the warrants on the date of grant was approximately $9,000 using the Black-Scholes option pricing model.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
          In connection with the offering of the 12% Convertible Debentures, we issued warrants to purchase up to 430,000 shares of common stock at an exercise price of $2.00 per share. The aggregate fair value of the warrants on the date of grant was approximately $161,000 using the Black-Scholes option pricing model. The warrants are exercisable for a period of three years from the date of grant. In addition, 45,000 shares of common stock were issued to certain holders as an inducement to purchase the 12% Convertible Debentures. The aggregate fair value of the common stock issued was approximately $46,800.
          In connection with the private placement offering of Series A Convertible Preferred Stock, we issued warrants to the holders to purchase up to 1,674,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised for a period of three years from the date of grant. The aggregate fair value of the warrants on the date of grant was approximately $1,573,500 using the Black-Scholes option pricing model and was accounted for as a derivative liability on the accompanying consolidated balance sheets.
          In connection with the WayPoint Transaction, we issued warrants to purchase up to 423,244 shares of common stock at an exercise price of $0.01 per share to an unaffiliated investment group that facilitated the transaction. The warrants may be exercised for a period of five years from the date of grant. The aggregate fair value of the warrants on the date of grant was approximately $779,000 using the Black-Scholes option pricing model and was recorded as deferred financing costs on the accompanying consolidated balance sheets.
          In connection with the WayPoint Transaction, we issued warrants (the Purchaser Warrant — see Note 9) to purchase up to19,809,245 shares of common stock at an exercise price of $0.01 per share to WayPoint, subject to certain adjustments as set forth in the warrant agreement such that at the time of exercise, the total number of warrants exercisable is equal to 35% of the then outstanding shares of common stock. The Purchaser Warrant is exercisable at any time and expires on the tenth anniversary from the date of issuance.
          In connection with the WayPoint Transaction, we issued warrants (the Control Warrant — see Note 9) to purchase up to 18,491,190 shares of common stock at an exercise price of $0.01 per share to WayPoint. The Control Warrant is exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the date on which a change of control occurs, as defined, if we are unable to redeem all of the Senior Series A Redeemable Preferred Stock, (ii) the date on which an event of default occurs, as defined, provided that payment to the holders of the Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of the default will be considered a cure of the default, (iii) 75 days after the date on which a third default, as defined, has occurred within a consecutive 12-month period, and (iv) May 23, 2016, which is the maturity date of the Senior Series A Redeemable Preferred Stock and we are unable to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with the WayPoint Purchase Agreement.
          In addition, we issued warrants to purchase up to 223,200 shares of Series A Convertible Preferred Stock to the underwriter of the private placement offering of Series A Convertible Preferred Stock. The warrants may be exercised for a period of three years from date of grant at an exercise price of $1.00 per share. The aggregate fair value of the warrants on the date of grant was approximately $283,500 using the Black-Scholes option pricing model.
          The fair value of warrants was determined using the Black-Scholes option pricing model. The expected term of the warrant is estimated based on the contractual term or an expected time-to-liquidity event. The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility. The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant. The aggregate fair value of the warrants issued in 2010 totaled approximately $29,856,000 and was determined using the following weighted average attributes and assumptions: risk-free interest rate of 1.61%, expected dividend yield of 0%, expected term of 5.5 years, and expected volatility of 55%. A summary of warrant activity for the year ended December 31, 2010 is as follows:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding at December 31, 2009	2,899,251	$1.00
Issued	41,162,079	0.12
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2010	44,061,330	$0.18

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 14. FAIR VALUE MEASURMENTS
          Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We utilize a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

•	Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.
          As discussed in Notes 9 and 10, we consider certain of our warrants to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets. We value the derivative liabilities using a Monte Carlo simulation which contains significant unobservable, or Level 3,inputs. The use of valuation techniques requires us to make various key assumptions for inputs into the model,including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock. At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock. In estimating the fair value, we estimated future volatility by considering the historic volatility of the stock of a selected peer group over a five year period.
          For the year ended December 31, 2010, the fair value of the derivative liability increased $13,301,755 and was recorded within other income (expense) in theaccompanying consolidated statements of operations.
          Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying
	Amount	Level 1	Level 2	Level 3
Derivative liabilities	$34,128,386	$—	$—	$34,128,386
          Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2009	$—
Issuance of derivative instruments	20,826,631
Change in derivative liabilities	13,301,755

Balance, December 31, 2010	$34,128,386

NOTE 15. OIL CONTAINMENT BOOM ACTIVITIES
          On May 19, 2010, NYTEX Petroleum entered into an Oil Containment Boom Rental Agreement (“Simpson Agreement”) with Simpson Environmental Resources, Inc. (“Simpson”) to rent segments of oil containment boom (“Boom”) to Simpson to be used in the Gulf of Mexico waters to contain the BP plc (“BP”) global oil spill under Simpson’s master service or rental agreements with general contractors of BP, state governments, or other entities. Under the Simpson Agreement, Simpson was to pay NYTEX Petroleum 100% of the rental payment amounts Simpson collects from the general contractors (“Contractor Payments”) for the Boom until such time that NYTEX Petroleum had recovered 100% of its cost of the delivered Boom from said rental payments (referred to as “Payout”). After Payout was achieved, subsequent Contractor Payments were split 50% to Simpson and 50% to NYTEX Petroleum for the remaining period that the Boom was in service under such rental contracts.
          To fund the purchases of Boom, NYTEX Petroleum entered into Oil Containment Boom Purchase/Rental Agreements (“Participant Agreements”) with outside participants to act as agent on behalf of the participant to purchase Boom and rent it pursuant to the terms of the Simpson Agreement. The Participant Agreements provide for the participant to

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
receive 100% of the Contractor Payments remitted by Simpson to NYTEX Petroleum until such time that the participant has recovered 100% of their cost of the delivered Boom (referred to as “Participant Payout”). After Participant Payout was achieved, subsequent Contractor Payments remitted by Simpson to NYTEX Petroleum was split as follows: 60% to the participant, 20% to NYTEX Petroleum, and 20% to DMBC, Inc., who facilitated the transactions. As of December 31, 2010, NYTEX Petroleum had received $1,790,625 from participants under Participant Agreements, had made payments towards rental Boom purchases totaling $1,005,303, and transferred $678,710 of funds collected under Participant Agreements to the Purchaser Agreement program (defined below) due to limited opportunities to purchase and deploy additional rental Boom.
          NYTEX Petroleum also entered into Gulf Oil Spill Boom Sales Agreements (“Purchaser Agreements”) with outside participants to purchase Boom and resell at a profit to buyers including, but not limited to, coastal cities, counties, parishes and BP (collectively, the “Boom Buyers”) pursuant to the terms of the Simpson Agreement. The Purchaser Agreements provide that immediately upon NYTEX Petroleum’s receipt of funds for the sale of Boom, NYTEX Petroleum would remit to Purchaser 100% of Purchaser’s purchase price of the Boom together with 40% of the profit, less shipping and handling and insurance costs. As of December 31, 2010, NYTEX Petroleum had received $2,409,500 from participants under Purchaser Agreements, transferred $678,710 of funds collected under Participant Agreements to the Purchaser Agreement program as noted earlier, and had made payments towards Boom purchases under the sales program totaling $2,874,150.
          On July 1, 2010, NYTEX Petroleum and Simpson entered into an Oil Spill Containment and Absorbent Boom Sales Agreement (“Boom Sales Agreement”) to include the purchase of various sizes and types of containment and absorbent Boom and to resell the Boom to the Boom Buyers. Simpson sourced the Boom products that met BP specifications and, upon approval of each order by NYTEX Petroleum, shipped direct from suppliers to the Boom Buyers or to Simpson’s warehouse. Furthermore, Simpson agreed that for any Boom which remained unsold after 30 days from being warehoused and upon receipt of written notice from NYTEX Petroleum, then Simpson shall purchase the unsold Boom from NYTEX Petroleum at the delivered price paid by NYTEX Petroleum, including warehousing, insurance, and other costs incurred during this 30 day period. As of December 31, 2010, Boom, representing a delivered cost of $877,150, was repurchased by Simpson under the Boom Sales Agreement, with $877,150 having been paid by Simpson as of December 31, 2010.
          Relative to oil containment boom activities, we recorded administration fee revenue of $486,291 for the year ended December 31, 2010. Revenue and accounts receivable associated with the oil containment boom activities are recorded net of amounts paid or owed under the Participant Agreements and Purchaser Agreements. As such, only the net fee earned is recognized in our consolidated statement of operations for the year ended December 31, 2010.
NOTE 16. INCOME TAXES
          For the years ended December 31, 2010 and 2009, we had losses before income taxes of $19,647,566 and $3,357,496, respectively. The tax provision for the year ended December 31, 2010 consists of taxes incurred related to the Texas margin tax. For the year ended December 31, 2009, no benefit or provision for income taxes was recorded due to the uncertainty of the realization of any tax assets.
          At December 31, 2010, we have accumulated net operating losses totaling $9,300,885. The net operating loss carryforwards will begin to expire in 2028 if not utilized. We have recorded net losses in each year since inception and through December 31, 2010. Based upon all available objective evidence the Company’s loss history, management believes it is more likely than not that the net deferred tax assets related to our net operating losses will not be fully realized. Accordingly we have provided a valuation allowance against those deferred tax assets at December 31, 2010 and 2009.
          Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) from before income taxes. The sources of these differences are as follows:

	December 31,
	2010	2009
Expected income tax benefit based on U.S. statutory rate of 34%	$(6,680,172)	$(1,141,549)
State income taxes (net of federal income tax benefit)	13,609	—
Net book/tax differences on unconsolidated subsidiaries	(308,981)	281,577
Acquisition costs	407,749	—
Other	5,502	2,997
Valuation allowance	6,565,592	856,975

Income tax provision (benefit)	$3,299	$—

          The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$3,667,779	$1,361,839
Impairment of oil and gas properties	249,099	219,876
Intangible assets	383,048	—
Fair value of derivative	5,123,679	—
Accretion expense	—	13,900
Deferred revenue	—	15,866
Other	367,074	—
Valuation allowance on deferred tax assets	(9,124,025)	(1,455,496)

Total deferred tax assets	666,654	155,985

Deferred tax liabilities:
Property, plant, and equipment	(9,094,577)	(155,985)
Intangible assets	(5,691,850)	—
Other	(82,578)	—

Total deferred tax liabilities	(14,869,005)	(155,985)

Net deferred tax liability	$(14,202,351)	$—

          Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	December 31,
	2010	2009
Current deferred tax asset, net	$13,487	$155,985
Non-current deferred tax liability, net	(14,215,838)	(155,985)

	$(14,202,351)	$—

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 17. LOSS PER SHARE
          Loss per common share is calculated by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding. We have determined that the Series A Convertible Preferred Stock represents a participating security because holders of the Series A Convertible Preferred Stock have rights to participate in any dividends on an as-converted basis;therefore, basic earnings per common share is calculated consistent with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Subtopic 260-45 Participating Securities and the Two Class Method.
          The following table reconciles net loss and common shares outstanding used in the calculations of basic and diluted loss per share. Because holders of the Series A Convertible Preferred Stock do not participate in losses, 2,580,000 shares of common stock equivalents were excluded from the calculation of basic and diluted earnings per share for the year ended December 31, 2010. Further, because a net loss was incurred during 2010 and 2009, dilutive instruments including the warrants and convertible debentures produce an antidilutive net loss per share result. These excluded shares totaled 24,193,465 and 5,798,502 for the years ended December 31, 2010 and 2009, respectively. Therefore, the diluted loss per share reported in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 are the same as the basic loss per share amounts.

	December 31,
	2010	2009
Numerator:
Net loss	$(19,650,865)	$(3,357,496)
Attributable to participating securities	(53,280)	—

Net loss used in calculating basic and diluted loss per share	$(19,704,145)	$(3,357,496)

Denominator:
Weighted average common shares outstanding, basic	20,149,999	18,688,976
Attributable to participating securities	—	—

Shares used in calcuating basic and diluted loss per share	20,149,999	18,688,976

Basic and diluted loss per share	$(0.98)	$(0.18)

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 18. SEGMENT INFORMATION
          Our primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements. Our two reportable operating segments are oil and gas exploration and production and oilfield services. The oil and gas exploration and production segment explores for and produces natural gas, crude oil,condensate, and NGLs. The oilfield services segment, which consists solely of the operations of FDF, provides drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry.
          The following tables present selected financial information of our operating segments for the year ended December 31, 2010. Information presented below as “Corporate and Intersegment Eliminations” includes results from operating activities that are not considered operating segments, as well as corporate and certain financing activities. Prior to the acquisition of FDF, we operated as a single segment enterprise. Accordingly, we do not present segment information for the year ended December 31, 2009.
          For the year ended December 31, 2010, we had one customer who accounted for more than 10% of our total consolidated revenues: BJ Services — 14%

			Corporate and
	Oil Field		Intersegment
	Services	Oil and Gas	Eliminations	Total
Year Ended December 31, 2010:
Revenues:
Oil field services	$6,031,455	$—	$—	$6,031,455
Drilling fluids	1,059,008	—	—	1,059,008
Oil & gas	—	204,906	—	204,906
Other	—	576,981	—	576,981

Total Revenues	7,090,463	781,887	—	7,872,350

Expenses and other, net:
Cost of goods sold — drilling fluids	437,230	—	—	437,230
Production cost — oil & gas	—	14,489	—	14,489
Lease operating expenses	—	128,872	—	128,872
Depreciation, depletion, and amortization	690,369	82,457	—	772,826
Selling, general and administrative expenses	5,739,505	2,539,725	2,640,483	10,919,713
Gain on sale of assets	—	(466,902)	—	(466,902)
Interest income	—	—	(1,230)	(1,230)
Interest expense	427,117	21,687	383,360	832,164
Accretion of preferred stock	398,232	—	—	398,232
Equity in loss of unconsolidated subsidiaries	—	8,750	308,408	317,158
Loss on sale of unconsolidated subsidiary	—	—	870,750	870,750
Change in fair value of derivative	13,301,755	—	—	13,301,755
Other income	(5,141)	—	—	(5,141)

Total expenses and other, net	$20,989,067	2,329,078	4,201,771	27,519,916

Loss before income taxes	(13,898,604)	(1,547,191)	(4,201,771)	(19,647,566)
Income tax benefit (provision)	(3,299)	—	—	(3,299)

Net loss	$(13,901,903)	$(1,547,191)	$(4,201,771)	$(19,650,865)

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements

			Corporate and
	Oil Field		Intersegment
	Services	Oil & Gas	Eliminations	Total
As of December 31, 2010:
Current Assets	$15,311,299	$243,185	$165,400	$15,719,884
Property, plant, and equipement, net	43,295,611	1,861,262	—	45,156,873
Goodwill / intangible assets	18,880,998	—	—	18,880,998
Deferred financing cost	735,612	—	1,278,949	2,014,561
Other assets	112,868	56,884	—	169,752

Total assets	$78,336,388	$2,161,331	$1,444,349	$81,942,068

Current liabilities	$62,694,911	$1,183,510	$2,913,259	$66,791,680
Long-term debt	861,581	22,822	243,577	1,127,980
Senior Series A redeemable preferred stock	398,232	—	—	398,232
Warrant derivative	—	—	1,573,560	1,573,560
Asset retirement obligation	—	50,078	—	50,078
Deferred income taxes	14,215,838	—	—	14,215,838
Stockholder’s equity (deficit)	165,826	904,921	(3,286,047)	(2,215,300)

Total liabilities and stockholder’s equity	$78,336,388	$2,161,331	$1,444,349	$81,942,068

Additions to long-lived assets	$1,864,622	$—	$21,583	$1,886,205

Acquisition of proved properties	$—	$1,451,858	$—	$1,451,858

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION
          Supplemental cash flow information is summarized below.

	Years Ended December 31,
	2010	2009
Interest paid	$362,940	$13,747

Non-cash investing and financing activities:
Additions to property and asset retirement obligations	$5,115	$38,780

Additions to property and equipment through issuance of common stock and debt	$1,425,795	$—

Exchange of interests in oil and gas properties	$42,036	$—

Common stock issued in connection with acquisitions	$11,203,951	$—

Debt issued/assumed in acquisitions	$3,228,407	$—

Common stock issued for debt	$—	$70,537

Issuance of derivative liability	$1,573,560	$—

NOTE 20. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS
          In connection with our acquisition of FDF, on November 23, 2010, we entered into the Senior Facility with a bank to provide for loans up to $24,000,000. The Senior Facility is secured by a first lien on all of the assets of Acquisition Inc., including the interests in and all of the assets of FDF. In addition, on November 23, 2010, we entered into the WayPoint Purchase Agreement with WayPoint, whereby, in exchange for $20,000,001 cash, we issued to WayPoint (i) 20,750 shares of Acquisition Inc. Senior Series A Redeemable Preferred Stock, (ii) one share of NYTEX Energy Series B Preferred Stock, (iii) the Purchaser Warrant, and (iv) the Control Warrant. The Senior Facility and the WayPoint Purchase Agreement contain various covenants and restrictions, including the payment of distributions and dividends. With respect to distributions and dividends, our principal operating subsidiary, FDF, is restricted from declaring dividends or otherwise make any distributions, loans or advances to us, other than an agreed upon nominal monthly management fee.
          The following condensed financial statements present our financial position as of December 31, 2010 and 2009 and our results of operations and cash flows for the two years in the period ended December 31, 2010 on a parent-only basis.
          In the parent company only financial statements, the investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of formation. Our share of income or loss is recorded as equity in loss of subsidiaries. The parent company only financial statements should be read in conjunction with our consolidated financial statements.

NYTEX ENERGY HOLDINGS, INC.
Condensed Balance Sheets

	At December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$165,400	$1,407

Total current assets	165,400	1,407
Deferred financing costs	1,278,949	—
Investment in subsidiaries	1,136,542	221,748
Investments in unconsolidated subsidiaries	—	1,479,159

Total assets	$2,580,891	$1,702,314

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accrued expenses	$444,135	$126,661
Debt — current portion	2,534,919	938,244

Total current liabilities	2,979,054	1,064,905
Debt	243,577	—
Derivative liabilities	1,573,560	—

Total liabilities	4,796,191	1,064,905

Stockholders’ equity:
Preferred stock, Series A	5,580	—
Preferred stock, Series B	—	—
Common stock	26,219	19,129
Additional paid-in capital	24,750,200	7,911,434
Accumulated deficit	(26,997,299)	(7,293,154)

Total stockholders’ equity	(2,215,300)	637,409

Total liabilities and stockholders’ equity	$2,580,891	$1,702,314

NYTEX ENERGY HOLDINGS, INC.
Condensed Statements of Operations

	Years Ended December 31,
	2010	2009

Revenues	$62,500	$—

Operating expenses:
Selling, general, and administrative expenses	2,640,483	27,850

Total operating expenses	2,640,483	27,850

Loss from operations	(2,577,983)	(27,850)

Other income (expense):
Interest income	1,230	600
Interest expense	(383,360)	(157,739)
Equity in loss of subsidiaries	(15,511,594)	(2,344,338)
Equity in loss of unconsolidated subsidiaries	(308,408)	(828,169)
Loss on sale of unconsolidated subsidiary	(870,750)	—

Total other expense	(17,072,882)	(3,329,646)

Net loss	$(19,650,865)	$(3,357,496)

NYTEX ENERGY HOLDINGS, INC.
Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(19,650,865)	$(3,357,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of unconsolidated subsidiaries	308,408	828,169
Equity in loss of subsidiaries	15,511,594	2,344,338
Share-based compensation	1,015,525	—
Amortization of deferred financing fees	35,766	—
Loss on disposal, net	870,750	—
Change in working capital:
Accounts payable and accrued expenses	276,694	126,661

Net cash used in operating activities	(1,632,128)	(58,328)

Cash flows from investing activities:
Investments in subsidiaries	(4,621,335)	(3,303,001)
Investments in unconsolidated subsidiaries	(99,999)	—
Proceeds from divestitures	400,000	—

Net cash used in investing activities	(4,321,334)	(3,303,001)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	181,100	2,177,538
Proceeds from the issuance of Series A convertible preferred stock	5,029,011	—
Proceeds from the issuance of 12% convertible debentures	2,150,000	—
Borrowings under notes payable	—	938,244
Payments on notes payable	(706,710)	—
Issuance costs	(535,946)	—

Net cash provided by financing activities	6,117,455	3,115,782

Net increase (decrease) in cash and cash equivalents	163,993	(245,547)
Cash and cash equivalents at beginning of year	1,407	246,954

Cash and cash equivalents at end of year	$165,400	$1,407

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 21. SUPPLEMENTAL DISCLOSURE OF OIL & GAS OPERATIONS (Unaudited)
          The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic 932, Extractive Activities — Oil and Gas.
Costs Incurred
          A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2010 and 2009, is as follows:

	2010	2009
Acquisition of proved properties	$1,451,858	$714,995

Development costs	$—	$178,953

Exploration costs	$—	$47,744

Results of Operations for Producing Activities
          The following table presents the results of operations for our oil and gas producing activities for the years ended December 31, 2010 and 2009:

	2010	2009
Revenues	$204,906	$206,026
Production costs	(143,361)	(284,149)
Exploration expenses	—	(47,744)
Depreciation, depletion, and valuation provisions	(61,865)	(224,485)

	(320)	(350,352)
Income tax expenses	—	—

Results of operations from producing activities	$(320)	$(350,352)

Reserve Quantity Information
          Reserve information for 2010 related to our proved developed producing properties is based on estimates prepared by LaRoche Petroleum Consultants, Ltd. (“LPC”), independent petroleum engineers. The technical persons responsible for preparing these reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. LPC is an independent firm of petroleum engineers, geologists, and geophysicists; and are not employed on a contingent fee basis. Reserve information for 2010 related to our proved developed non-producing and proved undeveloped properties is based on estimates prepared internally by NYTEX’s staff petroleum engineer who, prior to February 2010, also served as the Vice President of Exploration & Production for the Company. We did not perform any recompletions to place proved developed non-producing (“PDnP”) reserves we reported as of December 31, 2009 into production during 2010. After performing a review of recompletions and new drills in the area surrounding our PDnP reserves and finding no new data that would require revisions to our 2009 PDnP reserve calculations, the 2009 PDnP reserve volumes were updated with the 2010 SEC pricing and revised differentials as provided by LPC to calculate the PDnP reserves as of December 31, 2010.
          Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history, and changes in economic factors. Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
          The following table presents our estimate of proved oil and gas reserves, all of which are located in the United States. Such estimates have been prepared in accordance with guidelines established by the SEC.

	Oil	Gas
	(Bbls)	(Mcf)
Proved developed and undeveloped reserves:
Balance at December 31, 2008	4,940	155,090
Revisions of previous estimates	(10,150)	65,282
Purchase of minerals in place	129,730	239,990
Production	(1,610)	(6,702)

Balance at December 31, 2009	122,910	453,660
Revisions of previous estimates	5,565	(34,469)
Purchase of minerals in place	64,688	105,761
Sales of minerals in place	(75,081)	(340,306)
Production	(1,981)	(10,285)

Balance at December 31, 2010	116,101	174,361

Proved developed reserves:
December 31, 2009	121,620	453,660

December 31, 2010	116,101	174,361

Proved undeveloped reserves:
December 31, 2009	1,290	—

December 31, 2010	—	—

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves
          The following table, which presents a standardized measure of discounted future net cash flows (“standardized measure”) and changes in such cash flows, is presented pursuant to ASC 932. In computing this data, assumptions other than those required by the FASB could produce different results. Accordingly, the standardized measure should not be construed as being representative of management’s estimate of the Company’s future cash flows or the value of the Company’s proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, prices used to determine the standardized measure of discounted cash flows are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.
          Our reserve calculations and future cash inflows as of December 31, 2010 and 2009 have been prepared and presented under new SEC rules. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-period pricing. The average prices used for 2009 and 2010 under these new rules were $75.96 and $61.08, respectively, per Bbl for oil and $4.38 and $4.24, respectively, per Mcf for natural gas, each as adjusted for location, grade and quality. Future price changes were considered only to the extent provided by contractual arrangements in existence at year-end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated as well as tax credits and allowances relating to our proved oil and gas reserves, to the future pre-tax net cash flows relating to our proved oil and gas reserves.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
          The standardized measure of our proved oil and gas reserves at December 31, 2010 and 2009, which represents the present value of estimated future cash flows using a discount rate of 10% a year, is as follows:

	2010	2009
Future cash inflows	$9,621,827	$9,386,770
Future production and development costs	(3,923,945)	(4,233,130)
Future income taxes	(1,064,010)	(1,122,580)

Future net cash flows	4,633,872	4,031,060
10% annual discount for estimated timing of cash flows	(1,412,312)	(1,297,540)

Standardized measure of discounted net cash flows	$3,221,560	$2,733,520

          Changes in the standardized measure of our proved oil and gas reserves for the years ended December 31, 2010 and 2009, were as follows:

	2010	2009
Beginning of year	$2,733,520	$379,050
Sales of oil and gas produced, net of operating costs	(61,545)	78,123
Net change in prices and production costs	1,859,690	(1,204,160)
Purchases and sales of minerals in place	(198,690)	3,126,030
Estimated future development costs	(132,990)	118,870
Revisions of previous estimates	(729,963)	(445,173)
Accretion of discount	(261,193)	373,240
Net change in income taxes	12,731	307,540

End of year	$3,221,560	$2,733,520

EXHIBIT INDEX

Exhibit	Document
2	Membership Interests Purchase Agreement by and among Registrant, Francis Drilling Fluids, Ltd., Francis Oaks, L.L.C. and the Members of Francis Oaks, L.L.C. dated November 23, 2010 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

3.1	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

3.2	Bylaws of Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

4.1	Form of Purchaser Warrant (filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Form of Control Warrant (filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.3	Form of Registration Rights Agreement between WayPoint Nytex, LLC and the Registrant dated November 23, 2010 (filed as Exhibit 10.8 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.4	Amended and Restated Certificate of Designation in respect of Senior Series A Redeemable Preferred Stock (filed as Exhibit 10.9 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.5	Amended and Restated Certificate of Designation in respect of Senior Series B Redeemable Preferred Stock (filed as Exhibit 10.10 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

10.1	Revolving Credit, Term Loan and Security Agreement among Registrant, Francis Oaks, L.L.C., Francis Drilling Fluids, Ltd. and PNC Bank, National Association, dated November 23, 2010 (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

10.2	Preferred Stock and Warrant Purchase Agreement among Registrant, NYTEX FDF Acquisition, Inc. and Waypoint NYTEX, LLC, dated November 23, 2010 (filed as Exhibit 10.6 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

10.3	Placement Agency Agreement between Registrant and National Securities Corporation, dated October 12, 2010.*

10.4	Lease with Capital One Bank, Account Number 3109321057*

10.5	Lease with Capital One Bank, Account Number 3109321058*

10.6	Lease with Capital One Bank, Account Number 3109321059*

10.7	Lease with Capital One Bank, Account Number 3109321061*

10.8	Lease with Capital One Bank, Account Number 3109321063*

10.9	Lease with PACCAR Financial, Account Number 900-651-600-00006063374*

Exhibit	Document
10.10	Lease with PACCAR Financial, Account Number 900-651-600-00006068985*

10.11	Lease with PACCAR Financial, Account Number 900-681-600-00006070502*

10.12	Employment Agreement between the Registrant and Michael K. Galvis, dated April 28, 2009 (filed as Exhibit 10.1 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference), as amended on November 22, 2010

10.13	Employment Agreement between Francis Drilling Fluids, Ltd. and Michael K. Galvis, dated November 23, 2010.*

10.14	Employment Agreement between the Registrant and Kenneth K. Conte, dated November 22, 2010.*

10.15	Employment Agreement between the Registrant and Georgianna Hanes, dated April 28, 2009 (filed as Exhibit 10.3 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

10.16	Employment Agreement between the Registrant and William G. Brehmer, dated April 28, 2009 (filed as Exhibit 10.2 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

10.17	Employment Agreement between Francis Drilling Fluids, Ltd. and Michael G. Francis, dated November 23, 2010 (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

10.18	Employment Agreement between Francis Drilling Fluids, Ltd. and Jude Gregory, dated November 23, 2010*

21	List of Subsidiaries of Registrant*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**

99*	Report of LaRoche Petroleum Consultants, Ltd. regarding oil and gas reserves, dated March 3, 2011.

*	Filed herewith

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.