Form 10-Q
period 2011-03-31
NYTEX Energy Holdings, Inc.
filed 2011-05-16
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
Commission File Number: 53915
NYTEX ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1080045
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12222 Merit Drive, Suite 1850
Dallas, Texas	75251
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2011, the registrant had 26,236,332 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
          The statements contained in all parts of this document relate to future events, including, but not limited to, any and all statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve known and unknown risks and uncertainties, including, but not limited to, those relating to the current economic downturn and credit crisis, the volatility of natural gas and oil prices, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, technological changes, our significant capital requirements, the potential impact of government regulations, adverse regulatory determinations, litigation, competition, business and equipment acquisition risks, availability of equipment, weather, availability of financing, financial condition of our industry partners, ability of industry partners/customers to obtain permits and other factors detailed herein. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Risk Factors” and in our Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

PART I
Item 1. Financial Statements
NYTEX ENERGY HOLDINGS, INC.
Consolidated Balance Sheets

	March 31,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$10,687	$209,498
Accounts receivable, net	11,496,013	12,230,782
Inventories	1,296,719	1,237,149
Prepaid expenses and other	1,428,483	2,028,968
Deferred tax asset, net	11,612	13,487

Total current assets	14,243,514	15,719,884

Property, plant, and equipment, net	44,816,468	45,156,873
Other assets:
Deferred financing costs	1,915,440	2,014,561
Intangible assets, net	13,949,414	14,322,604
Goodwill	4,558,394	4,558,394
Deposits and other	172,164	169,752

Total assets	$79,655,394	$81,942,068

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$9,281,894	$7,907,001
Accrued expenses	3,060,797	3,327,030
Revenues payable	31,670	36,345
Wells in progress	502,157	403,415
Deferred revenue	46,665	46,665
Derivative liabilities — current portion	46,340,000	32,554,826
Debt — current portion	21,267,652	22,516,398

Total current liabilities	80,530,835	66,791,680

Other liabilities:
Debt	2,043,496	1,127,980
Senior Series A redeemable preferred stock	1,341,414	398,232
Derivative liabilities	773,000	1,573,560
Asset retirement obligations	52,685	50,078
Deferred tax liabilities	13,730,917	14,215,838

Total liabilities	98,472,347	84,157,368

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, Series A convertible, $0.001 par value; 10,000,000 shares authorized; 6,000,000 and 5,580,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	6,000	5,580
Preferred stock, Series B, $0.001 par value; 1 share authorized; 1 share issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,236,332 and 26,219,665 shares issued and outstanding at March 31, 2011 and 2010, respectively	26,236	26,219
Additional paid-in capital	25,081,394	24,750,200
Accumulated deficit	(43,930,583)	(26,997,299)

Total stockholders’ deficit	(18,816,953)	(2,215,300)

Total liabilities and stockholders’ deficit	$79,655,394	$81,942,068

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Oilfield services	$16,532,098	$—
Drilling fluids	2,019,804	—
Oil and gas	78,345	63,798
Other	76,425	24,949

Total revenues	18,706,672	88,747

Operating expenses:
Cost of goods sold — drilling fluids	510,700	—
Oil & gas lease operating expenses	37,764	42,652
Depreciation, depletion, and amortization	2,164,667	14,674
Selling, general, and administrative expenses	17,259,552	452,273
Loss on litigation settlement	965,065	—
Gain on sale of assets, net	(61,758)	(293,970)

Total operating expenses	20,875,990	215,629

Loss from operations	(2,169,318)	(126,882)

Other income (expense):
Interest income	284	2
Interest expense	(1,220,613)	(58,979)
Change in fair value of derivative liabilities	(12,866,174)	—
Accretion of preferred stock liability	(943,182)	—
Equity in loss of unconsolidated subsidiaries	—	(116,093)
Other	(13,665)	—

Total other expense	(15,043,350)	(175,070)

Loss before income taxes	(17,212,668)	(301,952)

Income tax benefit	412,284	—

Net loss	(16,800,384)	(301,952)
Preferred stock dividends	(132,900)	—

Net loss to common stockholders	$(16,933,284)	$(301,952)

Net loss per share, basic and diluted	$(0.65)	$(0.02)

Weighted average shares outstanding, basic and diluted	26,224,480	19,199,554

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Series A Convertible		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Total
Balance at December 31, 2009	—	$—	—	$—	19,129,123	$19,129	$7,911,434	$(7,293,154)	$637,409
Issuance of common stock and warrants					43,700	44	86,056		86,100
Shares to be issued at maturity of loan					59,375	59	(59)		—
Net loss								(301,952)	(301,952)

Balance at March 31, 2010	—	$—	—	$—	19,232,198	$19,232	$7,997,431	$(7,595,106)	$421,557

Balance at December 31, 2010	5,580,000	$5,580	1	$—	26,219,665	$26,219	$24,750,200	$(26,997,299)	$(2,215,300)
Issuance of Series A Convertible Preferred Stock	420,000	420					369,050		369,470
Shares issued for share-based compensation and services					16,667	17	80,584		80,601
Issuance of warrant derivative							(118,440)		(118,440)
Dividend declared								(132,900)	(132,900)
Net loss								(16,800,384)	(16,800,384)

Balance at March 31, 2011	6,000,000	$6,000	1	$—	26,236,332	$26,236	$25,081,394	$(43,930,583)	$(18,816,953)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(16,800,384)	$(301,952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	2,164,667	14,674
Equity in loss of unconsolidated subsidiaries	—	116,093
Bad debt expense	48,570	—
Share-based compensation	80,601	—
Deferred income taxes	(483,047)	—
Accretion of discount on asset retirement obligations	2,607	1,355
Amortzation of debt discount	39,819	—
Amortization of deferred financing fees	99,121	11,757
Accretion of Senior Series A redeemable preferred stock liability	943,182	—
Change in fair value of derivative liabilities	12,866,174	—
Loss on litigation settlement	965,065	—
Gain on sale of assets	(61,758)	(293,970)
Change in working capital:
Accounts receivable	686,199	6,042
Inventories	(59,570)	—
Prepaid expenses and other	598,073	—
Accounts payable and accrued expenses	975,761	(63,905)
Other liabilities	94,067	107,515

Net cash provided by (used in) operating activities	2,159,147	(402,391)

Cash flows from investing activities:
Investments in oil and gas properties	—	(719)
Investments in unconsolidated subsidiaries	—	(100,000)
Additions to property, plant, and equipment	(2,575,155)	—
Proceeds from sale of property, plant, and equipment	220,776	481,445

Net cash provided by (used in) investing activities	(2,354,379)	380,726

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	—	86,100
Proceeds from the issuance of Series A convertible preferred stock	369,470	—
Proceeds from the issuance of 9% convertible debentures	973,471	—
Borrowings under notes payable	20,450,082	—
Payments on notes payable	(21,796,602)	(103,735)
Bank overdraft	—	21,164

Net cash provided by (used in) financing activities	(3,579)	3,529

Net decrease in cash and cash equivalents	(198,811)	(18,136)
Cash and cash equivalents at beginning of year	209,498	18,136

Cash and cash equivalents at end of year	$10,687	$—

Supplemental disclosures of cash flow information:
Total cash paid for interest	$353,030	$8,039

Cash paid for interest — related party	$2,475	$7,800

Supplemental disclosure of non-cash information:
Exchange of working interest in oil and gas properties to retire debt	$—	$62,388

Exchange of wells in progress funds to retire debt	$—	$37,612

Exchange of wells in progress funds to satsify accrued interest	$—	$12,500

Issuance of derivative liability	$118,440	$—

Dividend declared	$132,900	$—

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 1. NATURE OF BUSINESS
          NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with operations centralized in two wholly-owned subsidiaries, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of crude oil and natural gas reserves, and Francis Drilling Fluids, Ltd., (“Francis Drilling Fluids,” or “FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, transportation, storage and handling of liquid and dry drilling products, and equipment rental for the oil and gas industry. On November 23, 2010, through our newly-formed and wholly-owned subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), we acquired 100% of the membership interests of Francis Oaks, LLC (“Oaks”) and its wholly-owned operating subsidiary, FDF (together with Oaks, the “Francis Group”). The Francis Group has no other assets or operations other than FDF (See Note 4). NYTEX Energy and subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” and “our.”
     Liquidity and Events of Default
          Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our senior revolving credit and term loan facility (“Senior Facility”) with PNC Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the loan agreement constitutes a default and on April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of their respective other rights and remedies, but expressly reserved all such rights. At March 31, 2011, the outstanding principal balance of the amounts owed under the Senior Facility was $17,125,302, and is, because of this default, reported within current liabilities on the consolidated balance sheets at March 31, 2011 and December 31, 2010. We are currently in negotiations with the lender to remedy the defaults which include management’s plans to enhance our current liquidity through delaying or stopping capital expenditures through the first half of 2011 and improvements to the results of operations. However, there are no assurances that we will be successful in our negotiations with PNC Bank.
          In addition, due to cross-default provisions and other covenant requirements, we are also in default under the Preferred Stock and Warrant Purchase Agreement (“WayPoint Purchase Agreement”) with WayPoint Nytex LLC (“WayPoint”). On April 14, 2011, WayPoint provided us with a formal written notice of default under the WayPoint Purchase Agreement. The amount reported on our consolidated balance sheet as of March 31, 2011 related to the WayPoint Purchase Agreement includes a derivative liability totaling $46,340,000, which is reported within current liabilities on our consolidated balance sheet.
          On May 4, 2011, WayPoint provided formal written notice (“Put Notice”) to the Company of its election to cause the Company to repurchase (i) warrants issued to WayPoint that, in the aggregate, allow WayPoint to purchase that number of shares of the Company’s common stock to equal 51% of the Company’s fully diluted capital stock then outstanding, (ii) the 20,750 shares of Senior Series A Redeemable Preferred Stock of Acquisition Inc. owned by WayPoint, and (iii) one share of Series B Preferred Stock of the Company owned by WayPoint, for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. The Company did not have the funds available to satisfy this Put Notice in a timely manner, but continues to negotiate with WayPoint to remedy the defaults and resolve WayPoint’s demands in the Put Notice. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including the exercise of their warrants. However, there are no assurances that the Company will be successful in these negotiations, and WayPoint has reserved all other rights, remedies, actions and powers to which WayPoint may be entitled.
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

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
unless we intend to liquidate or have no other alternative but to liquidate. Our consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might specifically result from the outcome of this uncertainty.
NOTE 2. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
          The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These financial statements include the accounts of NYTEX Energy and entities in which it holds a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in non-controlled entities over which we have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for our proportionate share of earnings and losses and distributions.
          The interim financial data as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as filed in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain prior-period amounts have been reclassified to conform to the current-year presentation.
          All references to the Company’s outstanding common shares and per share information have been adjusted to give effect to the one-for-two reverse stock split effective November 1, 2010.
NOTE 3. INVENTORY
          Inventory consists of dry materials used in mixing oilfield drilling fluids and liquid drilling fluids mixed and ready for delivery to the drilling rig location. The dry materials are carried at the lower of cost or market, principally on the first-in, first-out basis. The liquid drilling materials are valued at standard cost which approximates actual cost on a first-in, first-out basis, not to exceed market value. Inventories amounted to $1,296,719 and $1,237,149 at March 31, 2011 and December 31, 2010, respectively, and are attributable to our Oilfield Services business.
NOTE 4. BUSINESS COMBINATION
          On November 23, 2010, through our newly-formed and wholly-owned subsidiary, Acquisition Inc., we acquired 100% of the membership interests of Oaks and its wholly-owned operating subsidiary, FDF. Total consideration transferred was $51.8 million and consisted of cash of $41.3 million, 5.4 million shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or $10 million, and a non-interest bearing promissory note payable to the seller in the principal amount of $0.7 million with a fair value of $0.5 million.
          FDF is a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry. Headquartered in Crowley, Louisiana, FDF operates out of 21 locations in five U.S. states. Our acquisition of FDF makes us a more diversified energy company by providing a broader range of products and services to the oil & gas industry. FDF contributed revenues totaling $18,551,902 and a loss before income taxes of $363,884 to our consolidated statement of operations for the three months ended March 31, 2011.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
          The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2010 for the three months ended March 31, 2010:

Revenue	$15,476,237
Net loss	$(9,016,906)
Net loss per share, basic and diluted	$(0.37)
NOTE 5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
          At March 31, 2011 and December 31, 2010, we had $4,558,394 of goodwill allocated to our oilfield services segment as a result of the acquisition of FDF in November 2010. Prior to the acquisition of FDF, we did not have any goodwill.
          Intangible assets subject to amortization at March 31, 2011 and associated amortization expense for the three months then ended is as follows:

	Gross		Net
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Expense
Non-compete agreements	$6,033,000	$(436,686)	$5,596,314	$327,515
Customer relationships	3,654,000	(60,900)	3,593,100	45,675

	$9,687,000	$(497,586)	$9,189,414	$373,190

          The non-compete agreement and customer relationship intangible assets have been allocated to our oilfield services segment and have estimated useful lives of 2.5 to 7 years for non-compete agreements and 20 years for the customer relationships. We also have trade name intangible assets associated with FDF that are not subject to amortization, which have a carrying balance of $4,760,000 as of March 31, 2011 and December 31, 2010. We did not have any such intangible assets prior to our acquisition of FDF.
          The estimated amortization for the remainder of 2011 and each of the next five fiscal years is as follows:

April 1 - December 31, 2011	$1,119,567
2012	1,492,757
2013	1,086,057
2014	795,557
2015	795,557
2016 and thereafter	3,899,919
NOTE 6. WAYPOINT TRANSACTION
          In connection with the FDF acquisition, on November 23, 2010, we, through our wholly-owned subsidiary, Acquisition Inc., entered into a Preferred Stock and Warrant Purchase Agreement (“WayPoint Purchase Agreement”) with WayPoint Nytex, LLC (“WayPoint,”), an unaffiliated third party, whereby, in exchange for $20,000,001 cash, we issued to WayPoint (collectively, the “WayPoint Transaction”) (i) 20,750 shares of Acquisition Inc. 14% Senior Series A Redeemable Preferred Stock, par value of $0.001 and an original stated amount of $1,000 per share (“Senior Series A Redeemable Preferred Stock”), (ii) one share of NYTEX Energy Series B Preferred Stock, par value of $0.001 per share, (iii) a warrant to purchase at $0.01 per share up to 35% of the then outstanding shares of the Company’s common stock (“Purchaser Warrant”), and (iv) a warrant to purchase at $0.01 per share an additional number of shares of the Company’s common stock so that, measured at the time of exercise, the number of shares of common stock issued to WayPoint represents 51% of the Company’s outstanding common stock on a fully-diluted basis (“Control Warrant”). The Control Warrant is exercisable upon meeting certain conditions, as defined in the WayPoint Purchase Agreement.
          In addition, under the WayPoint Purchase Agreement, WayPoint was granted a put right that could require us to repurchase the Purchaser Warrant and Control Warrant from WayPoint at any time on or after the earlier of (i) the date on which a change of control occurs, as defined, (ii) the date on which an event of default occurs, as defined, (iii) the date on

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
which we elect to redeem the Senior Series A Redeemable Preferred Stock, and (iv) the maturity date of the Senior Series A Redeemable Preferred Stock. The repurchase price is equal to the greater of (a) WayPoint’s aggregate equity ownership percentage in the Company as of the date the put right is exercised, multiplied by the fair value of the Company’s common stock and (b)(1) in the event that the put right is exercised before November 23, 2013, $30,000,000, or (2) in the event that the put right is exercised on or after November 23, 2013, $40,000,000.
     Initial Accounting
          Under the initial accounting, we separated the instruments issued under the WayPoint Purchase Agreement into component parts of the Senior Series A Redeemable Preferred Stock, the Series B Preferred Stock, the Purchaser Warrant, and the Control Warrant. We considered the put right to be inseparable from the Purchaser Warrant and Control Warrant and deemed them to be a derivative (each, a “ WayPoint Warrant Derivative”). We estimated the fair value of each component as of the date of issuance. We initially assigned no value to the Control Warrant as it was contingently exercisable and the conditions for exercising had not been met. Since the WayPoint Warrant Derivative related to the Purchaser Warrant had a fair value in excess of the net proceeds we received in the WayPoint Transaction at the date of issuance, no amounts were assigned to Senior Series A Redeemable Preferred Stock in the allocation of proceeds.
          Due to the default under the WayPoint Agreement discussed below, the conditions to exercise the Control Warrant are deemed to have been met. Accordingly, we estimated the fair value of the Control Warrant at March 31, 2011 to be a liability of $17,300,000. The WayPoint Warrant Derivatives are included in derivative liabilities on the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010. Changes in fair value of the WayPoint Warrant Derivatives are included in other income (expense) in the consolidated statements of operations and are not taxable or deductible for income tax purposes.
          Although no amounts were initially assigned to the Senior Series A Redeemable Preferred Stock, we accrete the total face amount, or $20,750,000, over the term of the instrument of 5.5 years as a liability on the consolidated balance sheet and a corresponding charge to accretion expense on the consolidated statement of operations. For the three months ended March 31, 2011, we recognized $943,182 of accretion expense related to the Senior Series A Redeemable Preferred Stock.
     Default Under WayPoint Purchase Agreement
          Due to cross-default provisions with our Senior Facility and other covenant requirements, we are currently in default under the WayPoint Purchase Agreement. On April 14, 2011, WayPoint provided us with a formal written notice of default under the WayPoint Purchase Agreement. The amount reported on our consolidated balance sheets as of March 31, 2011 and December 31, 2010 related to the WayPoint Purchase Agreement includes derivative liabilities totaling $46,340,000 and $32,554,826, which are reported within current liabilities on our consolidated balance sheets.
          On May 4, 2011, WayPoint provided formal written notice (“Put Notice”) to the Company of its election to cause the Company to (i) repurchase warrants issued to WayPoint that, in the aggregate, allow WayPoint to purchase that number of shares of the Company’s common stock to equal 51% of the Company’s fully diluted capital stock then outstanding, (ii) the 20,750 shares of Senior Series A Redeemable Preferred Stock of Acquisition Inc. owned by WayPoint, and (iii) one share of Series B Preferred Stock of the Company owned by WayPoint, for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. The Company did not have the funds available to satisfy this Put Notice in a timely manner, but continues to negotiate with WayPoint to remedy the defaults and resolve WayPoint’s demands in the Put Notice. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including the exercise of their Purchaser and Control Warrants. However, there are no assurances that the Company will be successful in these negotiations, and WayPoint has reserved all other rights, remedies, actions and powers to which WayPoint may be entitled.
NOTE 7. DERIVATIVE LIABILITIES
          The following summarizes our derivative liabilities at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
WayPoint Warrant Derivative — Purchaser Warrant	$29,040,000	$32,554,826
WayPoint Warrant Derivative — Control Warrant	17,300,000	—
Warrants — Series A Convertible Preferred Stock	773,000	1,573,560

Balance at end of period	$47,113,000	$34,128,386

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
          The WayPoint Warrant Derivative — Purchaser Warrant and Control Warrant were initially recorded at their fair value of $19,253,071 and $0, respectively, on the date of issuance, November 23, 2010. At March 31, 2011, the carrying amount of the WayPoint Warrant Derivative — Purchaser Warrant and Control Warrant were adjusted to their respective fair value of $29,040,000 and $17,300,000, respectively, with a corresponding charge to operations. The WayPoint Warrant Derivatives are reported as a derivative liability — current portion on the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010.
          The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock include an anti-dilution provision that require a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share. Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010.
          Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three months ended March 31, 2011, and are not taxable or deductible for income tax purposes.
NOTE 8. DEBT
          A summary of our outstanding debt obligations as of March 31, 2011 and December 31, 2010 is presented as follows:

	March 31,	December 31,
	2011	2010
18% Bridge Loan due July 2011	$192,398	$234,919
9% Demand Notes due February 2011	—	237,458
0% Secured Equipment Loan due March 2011	—	2,098
3.75% Secured Equipment Loan due June 2011	697,596	1,388,807
6% Related Party Loan due September 2011	159,000	168,000
12% Convertible Debentures due October 2011	2,090,407	2,064,867
5.5% Mortgage Note due July 2012	339,782	343,696
7.41% Secured Equipment Loan due November 2013	9,358	10,149
5.75% Secured Equipment Loan due November 2013	39,669	43,086
9% Convertible Debentures due February 2014	973,013	—
7.41% Secured Equipment Loan due July 2015	—	19,765
Francis Promissory Note (non-interest bearing) due October 2015	472,363	478,710
Senior Facility — Term Loan due November 2015	11,428,571	11,857,144
Senior Facility — Revolver due November 2015	5,696,731	5,895,579
6% Secured Equipment Loan due December 2015	877,812	900,100
7.5% Secured Equipment Loan due February 2016	31,461	—
6.34% Secured Equipment Loan due April 2016	302,987	—

Total debt	23,311,148	23,644,378
Less: current maturities	(21,267,652)	(22,516,398)

Total long-term debt	$2,043,496	$1,127,980

          Carrying values in the table above include net unamortized debt discount of $316,604 and $356,423 as of March 31, 2011 and December 31, 2010, respectively, which is amortized to interest expense over the terms of the related debt.
     Senior Revolving Credit and Term Loan Facility

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
          In connection with the FDF acquisition, on November 23, 2010, we entered into a senior secured revolving credit and term loan agreement (“Senior Facility”) with a bank providing for loans up to $24,000,000. The Senior Facility consists of a term loan in the amount of $12,000,000 and a revolving credit facility in an amount up to $12,000,000. The term loan bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 2.5% (3.74% at March 31, 2011). The term loan requires monthly payments of principal and interest based on a seven-year amortization of $142,857 with the remaining principal and any unpaid interest due in full at maturity on November 23, 2015. The revolving credit facility bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 1.75% (2.99% at March 31, 2011) and payments of interest only due monthly with the then outstanding principal and any unpaid interest due in full at maturity on November 23, 2015. Advances under the revolving credit facility may not exceed 85% of FDF’s eligible accounts receivable as defined in the Senior Facility agreement.
          Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our Senior Facility with PNC Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the loan agreement constitutes a default and on April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of their respective other rights and remedies, but expressly reserved all such rights. At March 31, 2011, the outstanding principal balance of the amounts owed under the Senior Facility was $17,125,302, and is, because of this default, reported within current liabilities on the consolidated balance sheet. We are currently in negotiations with PNC Bank to remedy the defaults which include management’s plans to enhance our current liquidity through delaying or stopping capital expenditures through the first half of 2011 and improvements to our results of operations. However, there are no assurances that we will be successful in our negotiations with PNC Bank.
     Other
          In December 2010, we issued two demand notes totaling $237,000 related to our acquisition of certain oil and gas interests. The demand notes are due and payable on February 14, 2011 or upon demand by the holder and bear interest at a fixed rate of 9%. On February 14, 2011, we issued $973,013 of 9% Convertible Debentures (“9% Convertible Debenture”) due January 2014, of which $237,000 was issued in exchange for the demand notes due February 14, 2011. Interest only is payable monthly at the annual rate of 9% with any accrued and unpaid interest along with the unpaid principal due at maturity. The 9% Convertible Debenture is convertible into the Company’s common stock at any time at the fixed conversion price of $2.00 per share, subject to certain adjustments including stock dividends and stock splits. We have the option, at any time, to redeem the outstanding 9% Convertible Debentures in cash equal to 100% of the original principal amount plus accrued and unpaid interest.
NOTE 9. COMMITMENTS AND CONTINGENCIES
     Leases
          The Company leases certain trucks, automobiles, equipment, and office space under non-cancelable operating leases which provide for minimum annual rentals. Future minimum obligations under these lease agreements at March 31, 2011 are as follows:

April 1, 2011 - December 31, 2011	$1,693,791
2012	1,827,216
2013	1,531,370
2014	1,403,898
2015	1,128,826
Thereafter	1,013,956

$8,599,057

          Total lease rental expense for the three months ended March 31, 2011 and 2010 was $613,098 and $14,925, respectively.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
     Litigation
          We may become involved from time to time in litigation on various matters, which are routine to the conduct of our business. We believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial position or operations, although any adverse decision in these cases, or the costs of defending or settling such claims, could have a material adverse effect on our financial position, operations, and cash flows.
          On August 26, 2010, two suits were filed by Kevin Audrain and Lori Audrain d/b/a Drain Oil Company (“Plaintiffs”) against NYTEX Energy, one as Cause No. 39360 in the 84th District Court in Hutchinson County, Texas, and the other as Cause No. 10-122 in the 69th District Court in Moore County, Texas. Both suits were filed by Plaintiffs and both relate to 75.0% of certain producing oil and gas leaseholds in those counties of the Texas panhandle (the “Panhandle Field Producing Property”). On August 1, 2009, NYTEX Petroleum acquired and assumed operations of the Panhandle Field Producing Property from Plaintiffs. The Plaintiffs allege that NYTEX Petroleum did not engage in a well re-completion (refrac) operation as required by the purchase document between Plaintiffs and NYTEX Petroleum (the “Purchase Document”). As a result of this alleged lack of performance, Plaintiffs believe they are entitled to pursue repurchase of the Panhandle Field Producing Property in accordance with a buyback provision set forth in the Purchase Document. The Company believed that NYTEX Petroleum had performed as required, and that these lawsuits are wholly without merit and frivolous. The Company had filed answers to both suits and intended to vigorously defend itself in these actions.
          On May 9, 2011, effective May 1, 2011, the Company entered into a Compromise Settlement Agreement and Release of All Claims agreement (the “Settlement”) with the Plaintiffs whereby both parties reached a full and final settlement of all claims to both suits. In exchange for the release of all claims to both suits, concurrent with the Settlement, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the Plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the three months ended March 31, 2011.
NOTE 10. STOCKHOLDERS’ EQUITY
          The authorized capital of NYTEX Energy consists of 200 million shares of common stock, par value $0.001 per share; 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share; and, one share of Series B Preferred Stock, par value $0.001 per share. The holders of the Series A Convertible Preferred Stock are entitled to receive cumulative quarterly dividends equal to 9% of $1.00 per share, with such dividends in preference to the declaration or payment of any dividends to the holders of common stock. Further, dividends on the Series A Convertible Preferred Stock are cumulative so that if any previous or current dividend shall not have been paid, the deficiency shall first be fully paid before any dividend is to be paid on or declared on common stock. The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.
          The holder of the Series B Preferred Stock is not entitled to receive dividends and is not entitled to any voting rights. However, the holder of the Series B Preferred Stock is entitled to elect two members of the Company’s board of directors.
     Private Placement — Series A Convertible Preferred Stock
          In contemplation of the acquisition of FDF, in October 2010, we initiated a private placement of units each consisting of (i) 100,000 shares of our Series A Convertible Preferred Stock, and (ii) a warrant to purchase 30,000 shares of our common stock at an exercise price of $2.00 per share. Each unit was priced at $100,000. During the three months ended March 31, 2011, we issued 4.2 units for gross proceeds of $420,000 consisting of 420,000 shares of Series A Convertible Preferred Stock and warrants to purchase up to 126,000 shares of common stock. For the year ended December 31, 2010, we issued 55.8 units for gross proceeds of $5,580,000 consisting of 5,580,000 shares of Series A Convertible Preferred Stock and warrants to purchase up to 1,674,000 shares of common stock. At the conclusion of the private placement offering in January 2011, we had issued a total of 60 units for aggregate gross proceeds of $6,000,000.
          The holders of the Series A Convertible Preferred Stock are entitled to payment of dividends at 9% of the purchase price per share of $1.00, with such dividends payable quarterly. Dividends are payable out of any assets legally available, are cumulative, and in preference to any declaration or payment of dividends to the holders of common stock. Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one. Dividends payable related to the Series A Convertible Preferred Stock totaled $132,900 at March 31, 2011, and are reported in accounts payable on the consolidated balance sheet at March 31, 2011.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
     Warrants
          In connection with the private placement offering of Series A Convertible Preferred Stock, during the three months ended March 31, 2011, we issued warrants to the holders to purchase up to 126,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised for a period of three years from the date of grant. The aggregate fair value of the warrants issued during the three months ended March 31, 2011 was $118,440, was determined using a Monte Carlo simulation, and was accounted for as a derivative liability on the accompanying consolidated balance sheets.
          In addition, during the three months ended March 31, 2011, we issued warrants to purchase up to 16,800 shares of Series A Convertible Preferred Stock to the placement agent of the private placement offering of Series A Convertible Preferred Stock. The warrants may be exercised for a period of three years from date of grant at an exercise price of $1.00 per share. The aggregate fair value of the warrants on the date of grant was approximately $15,792 using Monte Carlo simulation.
          The fair value of warrants was determined using the Black-Scholes option pricing model and Monte Carlo simulation. The expected term of the warrant is estimated based on the contractual term or an expected time-to-liquidity event. The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility. The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant. The aggregate fair value of the warrants issued during the three months ended March 31, 2011 totaled approximately $134,200 and was determined using the following weighted average attributes and assumptions: risk-free interest rate of 1.62%, expected dividend yield of 0%, expected term of 5.5 years, and expected volatility of 55%. A summary of warrant activity for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at beginning of period	44,061,330	$0.18	5,798,502	$0.50
Issued	142,800	1.88	87,400	0.50
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of period	44,204,130	$0.18	5,885,902	$0.50

NOTE 11. FAIR VALUE MEASURMENTS
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
          As discussed in Notes 6, 7, and 10, we consider certain of our warrants to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets. We value the derivative liabilities using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
behavior of the instruments’ holders and expected future volatility of the price of our common stock. At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock. In estimating the fair value, we estimated future volatility by considering the historic volatility of the stock of a selected peer group over a five year period.
          For the three months ended March 31, 2011, the fair value of the derivative liabilities increased by an aggregate $12,866,174 and was recorded within other income (expense) in the accompanying consolidated statements of operations.
          Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying
	Amount	Level 1	Level 2	Level 3
Derivative liabilities	$47,113,000	$—	$—	$47,113,000
          Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2010	$34,128,386
Change in derivative liabilities	12,866,174
Issuance of warrant derivative	118,440

Balance, March 31, 2011	$47,113,000

          The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, and accrued expenses reported on the accompanying consolidated balance sheets approximates fair value due to their short-term nature. The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. As of March 31, 2011 and December 31, 2010, we estimate the fair value of our debt to be $23,372,958 and $23,738,511, respectively. We estimate the fair value of our Senior Series A Redeemable Preferred Stock to be $20,750,000 as of March 31, 2011 and December 31, 2010.
NOTE 12. INCOME TAXES
          Income tax benefit was $412,284 for the three months ended March 31, 2011, as compared to no income tax provision for the three months ended March 31, 2010. The change in income tax benefit in the first quarter of 2011, compared to the first quarter of 2010, was primarily the result of our acquisition of FDF and related differences in the mix of our pre-tax earnings and losses. At March 31, 2011, we had deferred income tax assets of $13,286,808 and a valuation allowance of $12,522,931 resulting in an estimated recoverable amount of deferred income tax assets of $763,877. This reflects a net increase of the valuation allowance of $3,398,906 from the December 31, 2010 balance of $9,124,025.
          The balances of the valuation allowance as of March 31, 2011 and December 31, 2010 were $12,522,931 and $9,124,025, respectively. The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 34% primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.
NOTE 13. LOSS PER SHARE
          Loss per common share is calculated by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding. We have determined that the Series A Convertible Preferred Stock represents a participating security because holders of the Series A Convertible Preferred Stock have rights to participate in any dividends on an as-converted basis; therefore, basic earnings per common share is calculated consistent with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) Subtopic 260-45 Participating Securities and the Two Class Method.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
          The following table reconciles net loss and common shares outstanding used in the calculations of basic and diluted loss per share. Because holders of the Series A Convertible Preferred Stock do not participate in losses, 2,774,194 shares of common stock equivalents were excluded from the calculation of basic and diluted earnings per share for the three months ended March 31, 2011. Further, because a net loss was incurred during the three months ended March 31, 2011 and 2010, dilutive instruments including the warrants and convertible debentures produce an antidilutive net loss per share result. These excluded shares totaled 24,672,845 and 0 for the three months ended March 31, 2011 and 2010, respectively. Therefore, the diluted loss per share reported in the accompanying consolidated statements of operations for the three months ended March 31, 2011 and 2010 are the same as the basic loss per share amounts.

	For the Three Months Ended March 31,
	2011	2010
Numerator:
Net loss	$(16,800,384)	$(301,952)
Attributable to participating securities	(132,900)	—

Net loss used in calculating basic and diluted loss per share	$(16,933,284)	$(301,952)

Denominator:
Weighted average common shares outstanding, basic	26,224,480	19,199,554
Attributable to participating securities	—	—

Shares used in calcuating basic and diluted loss per share	26,224,480	19,199,554

Basic and diluted loss per share	$(0.65)	$(0.02)

NOTE 14. SEGMENT INFORMATION
          Our primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements. Our two reportable operating segments are oil and gas exploration and production and oilfield services. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and NGLs. The oilfield services segment, which consists solely of the operations of FDF, provides drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, transportation, storage and handling of liquid and dry drilling products, and equipment rental for the oil and gas industry.
          The following tables present selected financial information of our operating segments for the three months ended March 31, 2011. Information presented below as “Corporate and Intersegment Eliminations” includes results from operating activities that are not considered operating segments, as well as corporate and certain financing activities. Prior to the acquisition of FDF, we operated as a single segment enterprise. Accordingly, we do not present segment information for the three months ended March 31, 2010.
          For the three months ended March 31, 2011, we had two customers that accounted for more than 10% of our total consolidated revenues: BJ Services — 17% and Halliburton Energy Services — 13%.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements

			Corporate and
	Oil Field		Intersegment
	Services	Oil & Gas	Eliminations	Total
As of March 31, 2011:
Current Assets	$13,993,847	$249,667	$—	$14,243,514
Property, plant, and equipment, net	43,924,813	891,655	—	44,816,468
Goodwill / intangible assets	18,507,808	—	—	18,507,808
Deferred financing cost	701,661	—	1,213,779	1,915,440
Other assets	112,868	59,296	—	172,164

Total assets	$77,240,997	$1,200,618	$1,213,779	$79,655,394

Current liabilities	$76,693,563	$1,224,284	$2,612,988	$80,530,835
Long-term debt	1,084,017	637,115	322,364	2,043,496
Senior Series A redeemable preferred stock	1,341,414	—	—	1,341,414
Warrant derivative	—	—	773,000	773,000
Asset retirement obligation	—	52,685	—	52,685
Deferred income taxes	14,350,927	—	(620,010)	13,730,917
Stockholder’s deficit	(16,228,924)	(713,466)	(1,874,563)	(18,816,953)

Total liabilities and stockholder’s deficit	$77,240,997	$1,200,618	$1,213,779	$79,655,394

Additions to long-lived assets	$2,501,974	$73,181	$—	$2,575,155

			Corporate and
	Oil Field		Intersegment
	Services	Oil and Gas	Eliminations	Total
Three Months Ended March 31, 2011:
Revenues:
Oil field services	$16,532,098	$—	$—	$16,532,098
Drilling fluids	2,019,804	—	—	2,019,804
Oil & gas	—	78,345	—	78,345
Other	—	76,425	—	76,425

Total Revenues	18,551,902	154,770	—	18,706,672

Expenses and other, net:
Cost of goods sold — drilling fluids	510,700	—	—	510,700
Lease operating expenses	—	37,764	—	37,764
Depreciation, depletion, and amortization	2,131,699	32,968	—	2,164,667
Selling, general and administrative expenses	16,076,970	661,142	521,440	17,259,552
Loss on litigation settlement	—	965,065	—	965,065
(Gain) loss on sale of assets	(64,862)	3,104	—	(61,758)
Interest income	—	—	(284)	(284)
Interest expense	1,007,815	16,358	196,440	1,220,613
Accretion of preferred stock	943,182	—	—	943,182
Change in fair value of derivative	13,785,174	—	(919,000)	12,866,174
Other	13,665	—	—	13,665

Total expenses and other, net	34,404,343	1,716,401	(201,404)	35,919,340

Loss before income taxes	(15,852,441)	(1,561,631)	201,404	(17,212,668)
Income tax benefit	412,284	—	—	412,284

Net loss	$(15,440,157)	$(1,561,631)	$201,404	$(16,800,384)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Overview
          Our strategy is to enhance value for our shareholders through the acquisition of oilfield fluid service companies at below-market acquisition prices and development of a well-balanced portfolio of natural resource-based assets at discounted acquisition and development costs.
          We are an energy holding company consisting of two operating segments:
Oilfield Services-	consisting of our wholly-owned subsidiary, Francis Drilling Fluids, Ltd. (“FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, transportation, storage and handling of liquid and dry drilling products, and equipment rental for the oil and gas industry; and

Oil and Gas -	consisting of our wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of oil and natural gas reserves.
           NYTEX Energy and subsidiaries are collectively referred to herein as “we,” “us,” “our,” “its,” and the “Company”.
General Industry Overview
          Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States, which in turn is affected by current and expected levels of oil and gas prices. As oil and gas prices increased from 2006 through most of 2008, oil and gas companies increased their drilling activities. In the last part of 2008, oil and gas prices declined rapidly, resulting in decreased drilling activities. During the second half of 2009, oil prices began to increase and remained relatively stable through the latter half of 2010, which resulted in increases in drilling activities. However, natural gas prices continued to decline significantly through most of 2009 and remained depressed throughout 2010, which resulted in decreased activity in the natural gas-driven markets. Despite natural gas prices remaining below the levels seen in recent years, several markets that produce significant natural gas liquids, such as the Eagle Ford shale and those that have other advantages like proximity to key consuming markets, such as the Marcellus shale, have continued to see increased activity. The Bakken Shale area in North Dakota and Montana has become a major oil producing resource play with an increasing number of drilling rigs and service companies operating in the area since 2007.
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
          FDF is a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, transportation, storage and handling of liquid and dry drilling products, and equipment rental for the oil & gas industry. Headquartered in Crowley, Louisiana, FDF operates out of 21 locations in Texas, Oklahoma, Wyoming, North Dakota, and Louisiana including three coastal Louisiana facilities which provide services on land and off-shore Gulf of Mexico. FDF’s suite of fluid products includes water based, oil based and synthetic liquid drilling mud, oil based and hematite products, viscosifiers, fluid conditioners, as well as lubricants, detergents, defoamers and completion fluids. FDF’s completion fluids include calcium, sodium, zinc bromide, salt water, calcium chloride and potassium chloride. FDF’s dry products include frac sand, proppants, cement and fly ash and sack drilling mud. As part of its total solution, FDF offers transportation, technical and support services, environmental support services and industrial cleaning of drilling rigs, tanks, vessels and barges and offers rental equipment in the form of tanks, liquid mud barges, mud pumps, etc. FDF is a distributor, warehouser and transloader of frac sand, proppants and liquid drilling mud authorized to distribute in 39 states. The customers include exploration and production companies, oilfield and drilling service companies and frac sand and proppant manufacturers and international brokerage companies of proppants.

Oil and Gas
          NYTEX Petroleum engages in the acquisition, promotion of, and participation in the drilling of crude oil and natural gas wells and also provides fee-based administration and management services related to oil and gas properties.
          In August 2009, we acquired a 75% ownership in the Panhandle Field Producing Property, a 320 acre producing oil and gas property in the Texas panhandle consisting of 18 wells. As the new operator, we performed technically proven fracture stimulations known as “refracs” on approximately ten of the existing wells. We successfully completed the first refrac and have put it into commercial oil production. The property lies within the vast Panhandle Field that extends into Oklahoma and Kansas. Beginning in the first quarter 2010 and through the third quarter of 2010, we sold or transferred a portion of our 75% working interest in the Panhandle Field Producing Property for $859,408 in cash, recognized a gain on sale of $578,872, and retained a 28.16% working interest.
          In December 2010, we re-acquired all but a 2.0% share of the 45.33% share sold earlier in the year for total consideration transferred of approximately $1,451,858. The total consideration transferred consisted of approximately $26,063 cash, 616,291 shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or approximately $1,146,301, 9% demand notes totaling approximately $237,458, and interests in existing NYTEX Petroleum properties with an estimated fair value of $42,036. On May 9, 2011, effective May 1, 2011, the Company entered into a Compromise Settlement Agreement and Release of All Claims agreement (the “Settlement”) with the plaintiffs related to two suits filed against the Company in August 2010, whereby both parties reached a full and final settlement of all claims to such suits. In exchange for the release of all claims to both suits, concurrent with the Settlement, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the three months ended March 31, 2011. See Part II, Item 1. Legal Proceedings for further discussion.

Results of Operations
          On November 23, 2010, we acquired FDF for total consideration of $51.8 million. The results of FDF are included in our consolidated statement of operations for the current quarter. Accordingly, nearly all of the line items reported in our consolidated statement of operations for the three months ended March 31, 2011 have increased significantly as a result of acquiring FDF compared to the amounts reported in our consolidated statement of operations for the three months ended March 31, 2010.
Selected Data

	Three Months Ended March 31,
	2011	2010
Financial Results
Revenues — Oilfield Services	$18,551,902	$—
Revenues — Oil and Gas	154,770	88,747

Total revenues	18,706,672	88,747

Total operating expenses	20,875,990	215,629
Total other expense	15,043,350	175,070

Loss before income taxes	$(17,212,668)	$(301,952)
Income tax benefit	412,284	—

Net loss	$(16,800,384)	$(301,952)

Loss per share — basic and diluted	$(0.65)	$(0.02)

Weighted average shares outstanding — basic and diluted	26,224,480	19,199,554

Operating Results
Adjusted EBITDA — Oilfield Services	$2,015,429	(2)
Adjusted EBITDA — Oil and Gas	(1,512,305)	(2)
Adjusted EBITDA — Corporate and Intersegment Eliminations	(521,156)	(2)

Consolidated Adjusted EBITDA(1)	$(18,032)	$(228,299)

(1)	See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.

(2)	The Company operated as a single segment for the three months ended March 31, 2010.
Three months ended March 31, 2011 compared to the three months ended March 31, 2010
          Revenues. Revenues increased over the prior year period primarily as a result of our acquisition of FDF in November 2010. We expect revenues to increase in the future as we include the operations of FDF for a full period and we acquire additional operating companies.
          Oil & gas lease operating expenses. Lease operating expenses decreased $4,888, or 11%, in the three months ended March 31, 2011 compared to the prior three months ended March 31, 2010 due principally to general reduction in drilling activities during 2010, which has carried over to 2011.
          Depreciation, depletion, and amortization. Depreciation, depletion, and amortization (“DD&A”) increased over the prior period primarily as a result of our acquisition of FDF in November 2010 and resultant significant increase in depreciable long-lived assets. We expect DD&A to increase in the future as we include the operations of FDF for a full period and we acquire additional operating companies.
          Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses increased for the three months ended March 31, 2011 compared to the prior three months ended March 31, 2010 due principally to our acquisition of FDF in November 2010. SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, fuel, and insurance costs. We expect SG&A to increase in the future as we include the operations of FDF for a full period and we acquire additional operating companies.
      Litigation loss on settlement. The litigation loss on settlement for the three months ended March 31, 2011 is a result of the settlement of two lawsuits related to the Panhandle Field Producing Property. In exchange for the release of all claims to these two suits by the plaintiff, concurrent with entering into a Compromise Settlement Agreement and Release of All Claims agreement, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the three months ended March 31, 2011. See Part II, Item 1. Legal Proceedings for further discussion.
          Gain on sale of assets, net. Gain on sale of assets, net decreased $232,212 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease is a result of the aggregate gain recognized on the sale of the Panhandle Field Producing Property during the three months ended March 31, 2010.
          Interest expense. Interest expense increased during the three months ended March 31, 2011 over the prior year period due primarily to the acquisition of FDF in November 23, 2010 and the increase in outstanding debt during the three months ended March 31, 2011, as compared to the amount of debt outstanding during the three months ended March 31, 2010. We expect interest expense to increase in the near term as we include interest expense associated with the increased outstanding debt for a full period.
          Change in fair value of derivative liabilities. The increase in the current period as compared to the prior period ended March 31, 2010, is due to the re-valuation of the Purchaser Warrant and the Control Warrant, and the change in value of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock, as these instruments are deemed to be derivatives. In the prior period, the Control Warrant was initially valued at $0; however, for the three months ended March 31, 2011, the Control Warrant was valued at $17,300,000 as the conditions for exercise of the Control Warrant were met in connection with the defaults under the WayPoint Purchase Agreement. We recognize changes in the respective fair values in the consolidated statements of operations.
          Accretion of preferred stock liability. Amount reflects the accretion of the face amount of $20,750,000 related to the Senior Series A Redeemable Preferred Stock issued in connection with the WayPoint Transaction in November 2010 over the term of the instruments of approximately 5.5 years.
          Equity in loss of unconsolidated subsidiaries. There was no loss of unconsolidated subsidiaries for the three months ended March 31, 2011 when compared to the same period in 2010, when we recognized a loss totaling $116,903 related to our noncontrolling interests in Supreme Vacuum and Waterworks. We disposed of our noncontrolling interests in Supreme Vacuum in September 2010.
Adjusted EBITDA
          To assess the operating results of our segments, our chief operating decision maker analyzes net income (loss) before income taxes, interest expense, DD&A, impairments, changes in fair value attributable to derivative liabilities, and accretion of preferred stock liability (“Adjusted EBITDA”). Our definition of Adjusted EBITDA, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to our financing methods or capital structure. Similarly, DD&A and impairments are excluded from Adjusted EBITDA as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. In addition, changes in fair value attributable to derivative liabilities and the accretion of preferred stock liability are excluded from Adjusted EBITDA since these unrealized (gains) losses are not considered to be a measure of asset-operating performance. Management believes that the presentation of Adjusted EBITDA provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.
          Adjusted EBITDA, as we define it, may not be comparable to similarly titled measures used by other companies. Therefore, our consolidated Adjusted EBITDA should be considered in conjunction with net income (loss) and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes certain items that affect net income (loss) and net cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDA to consolidated net loss to common stockholders as reported on our consolidated statements of operations.

	Three Months Ended March 31,
	2011	2010
Reconciliation of Adjusted EBITDA to GAAP Net Loss:
Net loss	$(16,800,384)	$(301,952)
Income tax benefit	(412,284)	—
Interest expense	1,220,613	58,979
DD&A	2,164,667	14,674
Change in fair value of derivative liabilities	12,866,174	—
Accretion of preferred stock liability	943,182	—

Consolidated Adjusted EBITDA	$(18,032)	$(228,299)

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
     Defaults Under Lending Agreements
          Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the acquisition of FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our senior revolving credit and term loan facility (“Senior Facility”) with PNC Bank measured as of November 30, 2010 and February 28, 2011. For the measurement periods consisting of the months ending March 31, 2011 and April 30, 2011, we met our reporting and financial covenants under the Senior Facility with the exception of the unfinanced capital expenditures covenant. Failure to meet the loan covenants under the loan agreement constitutes a default and on April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of their respective other rights and remedies, but expressly reserved all such rights. At March 31, 2011, the outstanding principal balance of the amounts owed under the Senior Facility was $17,125,302, and is, because of this default, reported within current liabilities on the consolidated balance sheets at March 31, 2011 and December 31, 2010. We are currently in negotiations with the lender to remedy the defaults which include management’s plans to enhance our current liquidity through delaying or stopping capital expenditures through the first half of 2011 and improvements to our results of operations. However, there are no assurances that we will be successful in our negotiations with PNC Bank.
          In addition, due to cross-default provisions and other covenant requirements, we are also in default under the WayPoint Purchase Agreement. The amount reported on our consolidated balance sheet as of March 31, 2011 related to the WayPoint Purchase Agreement includes a derivative liability totaling $46,340,000, which is reported within current liabilities on our consolidated balance sheet.
          On May 4, 2011, WayPoint provided formal written notice (“Put Notice”) to the Company of its election to cause the Company to repurchase(i) warrants issued to WayPoint (“Warrants”) that, in the aggregate, allow WayPoint to purchase that number of shares of the Company’s common stock to equal 51% of the Company’s fully diluted capital stock then outstanding, (ii) the 20,750 shares of Senior Series A Redeemable Preferred Stock of Acquisition Inc. owned by WayPoint, and (iii) one share of Series B Preferred Stock of the Company owned by WayPoint, for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. The Company did not have the funds available to satisfy this Put Notice in a timely manner, but continues to negotiate with WayPoint to remedy the defaults and resolve WayPoint’s demands in the Put Notice. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including the exercise of their Purchaser and Control Warrants. However, there are no assurances that the Company will be successful in these negotiations, and WayPoint has reserved all other rights, remedies, actions and powers to which WayPoint may be entitled.
          Notwithstanding recent workforce reductions and the defaults under our lending agreements, we may not have sufficient funds to pursue our business priorities. As a result, we are limited in our ability to remain current in making payments to trade vendors and other unsecured creditors when such payments are due and, with regard to solvency, rights that may be exercised by PNC Bank regarding the defaults under the Senior Facility. These workforce reductions, as well as curtailed financial resources, may further impact our ability to implement our business priorities. However, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures and through the sale of selected assets deemed unnecessary to our business. Although these constraints have caused us to significantly scale back the rate at which we implement our business strategy, we believe that these actions will preserve our viability and provide additional time to execute our business priorities.
          Our future capital requirements will depend on many factors and we may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. The continued depletion of our resources may make future funding more difficult or expensive to attain. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in terms which reduce our economic potential from any adjustments to our existing long-term strategy. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations, resolving the defaults under certain of our loan agreements discussed above, and raising additional capital. The financial statements for the three months ended March 31, 2011 and 2010 do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.
          The following represents a summary of our capital raises during the three months ended March 31, 2011.
     Private Placement — Series A Convertible Preferred Stock
          In contemplation of the acquisition of FDF, in October 2010, we initiated a private placement of units, with each unit consisting of (i) 100,000 shares of our Series A Convertible Preferred Stock, and (ii) a warrant to purchase 30,000 shares of our common stock at an exercise price of $2.00 per share. Each unit was priced at $100,000. During the three months ended March 31, 2011, we issued 4.2 units for gross proceeds of $420,000 consisting of 420,000 shares of Series A Convertible Preferred Stock and warrants to purchase up to 126,000 shares of common stock. For the year ended December 31, 2010, we issued 55.8 units for gross proceeds of $5,580,000 consisting of 5,580,000 shares of Series A Convertible Preferred Stock and warrants to purchase up to 1,674,000 shares of common stock. At the conclusion of the private placement offering in January 2011, we had issued a total of 60 units for aggregate gross proceeds of $6,000,000.
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
Cash Flows
          The following table summarizes our cash flows and has been derived from our unaudited financial statements for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Cash flow provided by (used in) operating activities	$2,159,147	$(402,391)
Cash flow provided by (used in) investing activities	(2,354,379)	380,726
Cash flow provided by (used in) financing activities	(3,579)	3,529

Net increase (decrease) in cash and cash equivalents	(198,811)	(18,136)
Beginning cash and cash equivalents	209,498	18,136

Ending cash and cash equivalents	$10,687	$—

          Cash flows from operating activities improved from a cash outflow of $402,391 for the three months ended March 31, 2010 to a cash inflow of $2,159,147 for the three months ended March 31, 2011 due to non-cash adjustments affecting earnings including $2,149,993 increase in DD&A, $80,601 increase in share-based compensation, $943,182 of accretion of the Senior Series A Redeemable Preferred Stock related to the FDF acquisition, $12,866,174 related to the change in fair value of the derivative liabilities, and a loss on litigation settlement of $965,065. In addition, we had a net cash inflow related to working capital totaling $2,294,530 for the three months ended March 31, 2011 as compared to a net cash inflow of $49,652 for the three months ended March 31, 2010.
          Cash flows used in investing activities for the three months ended March 31, 2011 consisted primarily of cash used to acquire property, plant, and equipment totaling $2,575,155, offset by proceeds from the sale of property, plant, and equipment totaling $220,776, both within our Oilfield Services segment. For the three months ended March 31, 2010, cash provided by investing activities consisted primarily of proceeds from the sale of oil and gas properties totaling $481,445 offset by cash used to invest in unconsolidated subsidiaries of $100,000.
          Cash flows provided by (used in) financing activities were $(3,579) for the three months ended March 31, 2011 consisted primarily of repayment of financing arrangements and the issuance of warrants related to the PPM. In addition, during the three months ended March 31, 2011, we received proceeds totaling $420,000 from the sale of additional shares of the Series A Convertible Preferred Stock.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies
          Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2011.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          The information is not required under Regulation S-K for “smaller reporting companies.”
Item 4. Controls and Procedures
Disclosure Controls and Procedures
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
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The effect of such weaknesses on our disclosure controls and procedures, as well as remediation actions taken and planned, are described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2010.
Remediation and Changes in Internal Controls
          We developed and are in the process of implementing remediation plans to address our material weaknesses. In the three months ended March 31, 2011, the following specific remedial actions have been put in place:
•	Established and filled the position of Vice President — Finance with experience in complex financial, accounting, and reporting matters and responsibilities over accounting operations, treasury, internal controls, and external SEC reporting;

•	Implemented additional period-end accounting close procedures and developed a project plan utilizing internal resources to support the re-design of our consolidation process; and

•	Engaged an outside consultant to assist us in tax accounting and reporting and to support and assist in the execution of our remediation plans.
          In addition, in April 2011, we established and filled the position of Senior Controller of Accounting Operations and Consolidations and divided responsibility from the accounting close, consolidations, and external reporting to provide greater role clarity and focus. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the consolidated financial statements as of and for the three months ended March 31, 2011, fairly present in all material respects the financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.

          Other than as described above, there have not been any other changes in our internal control over financial reporting in the three months ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
          Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II
Item 1. Legal Proceedings
          Other than ordinary routine litigation incidental to our business, certain additional material litigation follows:
          On August 26, 2010, two suits were filed by Kevin Audrain and Lori Audrain d/b/a Drain Oil Company (“Plaintiffs”) against NYTEX Energy, one as Cause No. 39360 in the 84th District Court in Hutchinson County, Texas, and the other as Cause No. 10-122 in the 69th District Court in Moore County, Texas. Both suits were filed by Plaintiffs and both relate to 75.0% of certain producing oil and gas leaseholds in those counties of the Texas panhandle (the “Panhandle Field Producing Property”). On August 1, 2009, NYTEX Petroleum acquired and assumed operations of the Panhandle Field Producing Property from Plaintiffs. The Plaintiffs allege that NYTEX Petroleum did not engage in a well re-completion (refrac) operation as required by the purchase document between Plaintiffs and NYTEX Petroleum (the “Purchase Document”). As a result of this alleged lack of performance, Plaintiffs believe they are entitled to pursue repurchase of the Panhandle Field Producing Property in accordance with a buyback provision set forth in the Purchase Document. The Company believed that NYTEX Petroleum had performed as required, and that these lawsuits are wholly without merit and frivolous. The Company had filed answers to both suits and intended to vigorously defend itself in these actions.
          On May 9, 2011, effective May 1, 2011, the Company entered into a Compromise Settlement Agreement and Release of All Claims agreement (the “Settlement”) with the Plaintiffs whereby both parties reached a full and final settlement of all claims to both suits. In exchange for the release of all claims to both suits, concurrent with the Settlement, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the Plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the three months ended March 31, 2011.
Item 1A. Risk Factors
          There have been no material changes in the quarterly period ended March 31, 2011 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None
Item 4. (Removed and Reserved)
Item 5. Other Information
          On April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default of our Senior Facility. In addition, on April 14, 2011, WayPoint provided us with a formal written notice of default under the WayPoint Purchase Agreement. The Senior Facility and WayPoint Purchase Agreement require that we comply with certain reporting and financial covenants, including, among other things, providing the lender and WayPoint, within set time periods, with financial information, notifying the lender and WayPoint of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our Senior Facility and WayPoint Purchase Agreement measured as of November 30, 2010 and February 28, 2011. Failure to meet the covenants under the respective agreements constitutes a default, leading to PNC Bank and WayPoint providing the formal written notices of default. However, neither PNC Bank nor WayPoint (see Put Notice below) commenced the exercise of any of their respective other rights and remedies, but expressly reserved all such rights. If PNC Bank were to exercise their rights and remedies under the Senior Facility, PNC could foreclose of its liens on the assets of FDF and Acquisition Inc. At March 31, 2011, the outstanding principal balance of the amounts owed under the Senior Facility was $17,125,302, and is, because of this default, reported within current liabilities on the consolidated balance sheets at March 31, 2011 and December 31, 2010.
          On May 4, 2011, WayPoint provided formal written notice (“Put Notice”) to the Company of its election to cause the Company to repurchase (i) warrants issued to WayPoint (“Warrants”) that, in the aggregate, allow WayPoint to purchase that number of shares of the Company’s common stock to equal 51% of the Company’s fully diluted capital stock then outstanding, (ii) the 20,750 shares of Senior Series A Redeemable Preferred Stock of Acquisition Inc. owned by WayPoint, and (iii) one share of Series B Preferred Stock of the Company owned by WayPoint, for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. The Company did not have the funds available to satisfy this Put Notice in a timely manner, but continues to negotiate with WayPoint to remedy the defaults and resolve WayPoint’s demands in the Put Notice. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including the exercise of their Purchaser and Control Warrants. However, there are no assurances that the Company will be successful in these negotiations, and WayPoint has reserved all other rights, remedies, actions and powers to which WayPoint may be entitled.
          At March 31, 2011, the derivative liability related to the Purchaser and Control Warrants was $46,340,000 and is, because of this default, reported within current liabilities on the consolidated balance sheet as of March 31, 2011. We are currently in negotiations with PNC Bank and WayPoint to remedy the defaults which include management’s plans to enhance our current liquidity through delaying or stopping capital expenditures through the first half of 2011 and improvements to the results of operations. However, there are no assurances that we will be successful in our negotiations with PNC Bank and/or WayPoint. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” for more information.
Item 6. Exhibits
          The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYTEX Energy Holdings, Inc.
By:	/s/ Michael K. Galvis
Michael K. Galvis
President and Chief Executive Officer

May 16, 2011

EXHIBIT INDEX

Exhibit	Document

2	Membership Interests Purchase Agreement by and among Registrant, Francis Drilling Fluids, Ltd., Francis Oaks, L.L.C. and the Members of Francis Oaks, L.L.C. dated November 23, 2010 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

3.1	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

3.2	Bylaws of Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

4.1	Form of Purchaser Warrant (filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Form of Control Warrant (filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.3	Form of Registration Rights Agreement between WayPoint Nytex, LLC and the Registrant dated November 23, 2010 (filed as Exhibit 10.8 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.4	Amended and Restated Certificate of Designation in respect of Senior Series A Redeemable Preferred Stock (filed as Exhibit 10.9 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.5	Amended and Restated Certificate of Designation in respect of Senior Series B Redeemable Preferred Stock (filed as Exhibit 10.10 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

10.1	Revolving Credit, Term Loan and Security Agreement among the Company, Francis Oaks, L.L.C., Francis Drilling Fluids, Ltd. and PNC Bank, National Association, dated November 23, 2010 (filed as Exhibit 10.5 to the Company’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

10.2	Preferred Stock and Warrant Purchase Agreement among the Company, NYTEX FDF Acquisition, Inc. and WayPoint NYTEX, LLC, dated November 23, 2010 (filed as Exhibit 10.6 to the Company’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

10.3	Placement Agency Agreement between the Company and National Securities Corporation, dated October 8, 2010 (filed as Exhibit 10.3 to the Company’s Form 10-K filed April 15, 2011 and incorporated herein by reference)

10.4	Form of Securities Purchase Agreement between the Company and holders of 12% Convertible Debentures dated October 12, 2010 (filed as Exhibit 10.3 to the Company’s Form 8-K filed November 10, 2010 and incorporated herein by reference)

10.5	Form of 12% Convertible Debenture issued by the Company to holders thereof dated October 12, 2010 (filed as Exhibit 10.3 to the Company’s Form 8-K filed November 10, 2010 and incorporated herein by reference)

10.6	Lease with Capital One Bank, N.A., Account Number 3109321057 (filed as Exhibit 10.4 to the Company’s Form 10-K filed April 15, 2011 and incorporated herein by reference)

10.7	Lease with Capital One Bank, N.A., Account Number 3109321058 (filed as Exhibit 10.5 to the Company’s

Exhibit	Document

Form 10-K filed April 15, 2011 and incorporated herein by reference)

10.8	Lease with Capital One Bank, N.A., Account Number 3109321059 (filed as Exhibit 10.6 to the Company’s Form 10-K filed April 15, 2011 and incorporated herein by reference)

10.9	Lease with Capital One Bank, N.A., Account Number 3109321061 (filed as Exhibit 10.7 to the Company’s Form 10-K filed April 15, 2011 and incorporated herein by reference)

10.10	Lease with Capital One Bank, N.A., Account Number 3109321063 (filed as Exhibit 10.8 to the Company’s Form 10-K filed April 15, 2011 and incorporated herein by reference)

10.11	Lease with PACCAR Financial Services, LLC, Account Number 900-651-600-00006063374 (filed as Exhibit 10.9 to the Company’s Form 10-K filed April 15, 2011 and incorporated herein by reference)

10.12	Lease with PACCAR Financial Services, LLC, Account Number 900-651-600-00006068985 (filed as Exhibit 10.10 to the Company’s Form 10-K filed April 15, 2011 and incorporated herein by reference)

10.13	Lease with PACCAR Financial Services, LLC, Account Number 900-681-600-00006070502 (filed as Exhibit 10.11 to the Company’s Form 10-K filed April 15, 2011 and incorporated herein by reference)

10.14	Employment Agreement between the Company and Michael K. Galvis, dated April 28, 2009 (filed as Exhibit 10.1 to the Company’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

10.15	Employment Agreement between Francis Drilling Fluids, Ltd. and Michael K. Galvis, dated November 23, 2010 (filed as Exhibit 10.13 to the Company’s Form 10-K filed April 15, 2011 and incorporated herein by reference)

10.16	Employment Agreement between the Company and Kenneth K. Conte, dated June 1, 2010 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 8, 2010 and incorporated herein by reference)

10.17	Employment Agreement between the Company and Georgianna Hanes, dated April 28, 2009 (filed as Exhibit 10.2 to the Company’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

10.18	Employment Agreement between the Company and William G. Brehmer, dated April 28, 2009 (filed as Exhibit 10.3 to the Company’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

10.19	Employment Agreement between Francis Drilling Fluids, Ltd. and Michael G. Francis, dated November 23, 2010 (filed as Exhibit 10.3 to the Company’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

10.20	Employment Agreement between Francis Drilling Fluids, Ltd. and Jude Gregory, dated November 23, 2010 (filed as Exhibit 10.18 to the Company’s Form 10-K filed April 15, 2011 and incorporated herein by reference)

10.21	Indemnification Agreement between the Company and Thomas Dreschler, dated November 23, 2010 (filed as Exhibit 10.21 to the Company’s Form S-1 filed April 15, 2011 and incorporated herein by reference)

10.22	Indemnification Agreement between the Company and John Henry Moulton, dated November 23, 2010 (filed as Exhibit 10.22 to the Company’s Form S-1 filed April 15, 2011 and incorporated herein by reference)

10.23	Indemnification Agreement between the Company and Jonathan Rich, dated April 1, 2011 (filed as Exhibit 10.23 to the Company’s Form S-1 filed April 15, 2011 and incorporated herein by reference)

10.24	Indemnification Agreement between the Company and Michael K. Galvis, dated April 1, 2011 (filed as

Exhibit	Document

Exhibit 10.24 to the Company’s Form S-1 filed April 15, 2011 and incorporated herein by reference)

10.25	Indemnification Agreement between the Company and William Brehmer, dated April 1, 2011 (filed as Exhibit 10.25 to the Company’s Form S-1 filed April 15, 2011 and incorporated herein by reference)

10.26	Indemnification Agreement between the Company and Michael G. Francis, dated April 14, 2011 (filed as Exhibit 10.26 to the Company’s Form S-1 filed April 15, 2011 and incorporated herein by reference)

10.27	Form of Amendment to 12% Convertible Debenture issued by the Company to holders thereof dated (filed as Exhibit 10.27 to the Company’s Form S-1 filed April 15, 2011 and incorporated herein by reference)

10.28	Form of 9% Convertible Debentures of NYTEX Petroleum (filed as Exhibit 10.28 to the Company’s Form S-1 filed April 15, 2011 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.