Form 10-Q
period 2011-06-30
NYTEX Energy Holdings, Inc.
filed 2011-08-12
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
(Title of class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2011, the registrant had 26,362,499 shares of common stock outstanding.

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

PART I
Item 1. Financial Statements
NYTEX ENERGY HOLDINGS, INC.
Consolidated Balance Sheets

	June 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$63,478	$209,498
Accounts receivable, net	14,438,179	12,230,782
Inventories	1,244,749	1,237,149
Prepaid expenses and other	715,420	2,028,968
Deferred tax asset, net	19,941	13,487

Total current assets	16,481,767	15,719,884

Property, plant, and equipment, net	43,423,896	45,156,873
Other assets:
Deferred financing costs	1,816,318	2,014,561
Intangible assets, net	13,576,225	14,322,604
Goodwill	4,558,394	4,558,394
Deposits and other	172,164	169,752

Total assets	$80,028,764	$81,942,068

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$10,805,187	$7,907,001
Accrued expenses	2,632,535	3,327,030
Revenues payable	45,089	36,345
Wells in progress	502,106	403,415
Deferred revenue	46,665	46,665
Derivative liabilities — current portion	33,880,000	32,554,826
Debt — current portion	20,807,763	22,516,398

Total current liabilities	68,719,345	66,791,680

Other liabilities:
Debt	2,784,717	1,127,980
Senior Series A redeemable preferred stock	2,284,596	398,232
Derivative liabilities	2,740	1,573,560
Asset retirement obligations	—	50,078
Deferred tax liabilities	13,341,226	14,215,838

Total liabilities	87,132,624	84,157,368

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, Series A convertible, $0.001 par value; 10,000,000 shares authorized; 6,000,000 and 5,580,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6,000	5,580
Preferred stock, Series B, $0.001 par value; 1 share authorized; 1 share issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,362,499 and 26,219,665 shares issued and outstanding at June 30, 2011 and 2010, respectively	26,363	26,219

Additional paid-in capital	25,535,199	24,750,200
Accumulated deficit	(32,671,422)	(26,997,299)

Total stockholders’ deficit	(7,103,860)	(2,215,300)

Total liabilities and stockholders’ deficit	$80,028,764	$81,942,068

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Oilfield services	$18,870,732	$—	$35,402,830	$—
Drilling fluids	2,606,938	—	4,626,742	—
Oil and gas	212,881	136,049	291,226	206,747
Other	54,065	17,074	130,490	35,123

Total revenues	21,744,616	153,123	40,451,288	241,870

Operating expenses:
Cost of goods sold — drilling fluids	957,616	—	1,468,316	—
Oil & gas lease operating expenses	19,080	23,462	56,844	66,114
Depreciation, depletion, and amortization	2,196,764	6,203	4,361,431	20,877
Selling, general, and administrative expenses	18,616,603	519,085	35,876,155	971,358
Loss on litigation settlement	—	—	965,065	—
(Gain) loss on sale of assets, net	39,108	(284,903)	(22,650)	(578,873)

Total operating expenses	21,829,171	263,847	42,705,161	479,476

Loss from operations	(84,555)	(110,724)	(2,253,873)	(237,606)

Other income (expense):
Interest income	102	208	386	210
Interest expense	(1,126,000)	(34,482)	(2,346,613)	(93,461)
Change in fair value of derivative liabilities	13,230,260	—	364,086	—
Accretion of preferred stock liability	(943,182)	—	(1,886,364)	—
Equity in loss of unconsolidated subsidiaries	—	(124,510)	—	(240,603)
Other	(4,035)	—	(17,700)	—

Total other income (expense)	11,157,145	(158,784)	(3,886,205)	(333,854)

Income (loss) before income taxes	11,072,590	(269,508)	(6,140,078)	(571,460)

Income tax benefit	321,201	—	733,485	—

Net income (loss)	11,393,791	(269,508)	(5,406,593)	(571,460)
Preferred stock dividends	(134,630)	—	(267,530)	—

Net income (loss) to common stockholders	$11,259,161	$(269,508)	$(5,674,123)	$(571,460)

Net income (loss) per share

Basic	$0.43	$(0.01)	$(0.22)	$(0.03)

Diluted	$0.15	$(0.01)	$(0.22)	$(0.03)

Weighted average shares outstanding
Basic	26,272,178	19,199,554	26,248,461	19,199,554

Diluted	76,513,620	19,199,554	26,248,461	19,199,554

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Series A Convertible		Series B
	Preferred Stock		Preferred Stock		Common Stock
							Additional
							Paid-In	Accumulated
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Total
Balance at December 31, 2009	—	$—	—	$—	19,129,123	$19,129	$7,911,434	$(7,293,154)	$637,409
Issuance of common stock and warrants					91,200	92	181,009		181,101
Shares to be issued at maturity of loan					59,375	59	(59)		—
Net loss								(571,460)	(571,460)

Balance at June 30, 2010	—	$—	—	$—	19,279,698	$19,280	$8,092,384	$(7,864,614)	$247,050

Balance at December 31, 2010	5,580,000	$5,580	1	$—	26,219,665	$26,219	$24,750,200	$(26,997,299)	$(2,215,300)
Issuance of Series A Convertible Preferred Stock	420,000	420					369,050		369,470
Shares issued for share-based compensation and services					66,167	67	419,467		419,534
Shares issued for debt converted					76,667	77	114,922		114,999
Issuance of warrant derivative							(118,440)		(118,440)
Dividend declared								(267,530)	(267,530)
Net loss								(5,406,593)	(5,406,593)

Balance at June 30, 2011	6,000,000	$6,000	1	$—	26,362,499	$26,363	$25,535,199	$(32,671,422)	$(7,103,860)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,406,593)	$(571,460)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion, and amortization	4,361,431	20,877
Equity in loss of unconsolidated subsidiaries	—	240,603
Bad debt expense	107,691	—
Share-based compensation	419,534	—
Deferred income taxes	(881,066)	—
Accretion of discount on asset retirement obligations	(50,078)	2,218
Amortization of debt discount	79,636	—
Amortization of deferred financing fees	198,243	11,756
Accretion of Senior Series A redeemable preferred stock liability	1,886,364	—
Change in fair value of derivative liabilities	(364,086)	—
Loss on litigation settlement	965,065	—
Gain on sale of assets, net	(22,650)	(578,873)
Change in working capital:
Accounts receivable	(2,315,088)	(84,415)
Inventories	(7,600)	—
Prepaid expenses and other	1,311,136	—
Accounts payable and accrued expenses	1,936,162	(80,856)
Other liabilities	107,434	524,960

Net cash provided by (used in) operating activities	2,325,535	(515,190)

Cash flows from investing activities:

Investments in oil and gas properties	—	(2,160)
Investments in unconsolidated subsidiaries	—	(105,500)
Additions to property, plant, and equipment	(4,020,154)	—
Proceeds from sale of property, plant, and equipment	1,195,664	859,408

Net cash provided by (used in) investing activities	(2,824,490)	751,748

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	—	181,100
Proceeds from the issuance of Series A convertible preferred stock	369,470	—
Proceeds from the issuance of 9% convertible debentures	936,000	—
Borrowings under notes payable	41,401,012	180,000
Payments on notes payable	(42,353,547)	(377,483)

Net cash provided by (used in) financing activities	352,935	(16,383)

Net increase (decrease) in cash and cash equivalents	(146,020)	220,175
Cash and cash equivalents at beginning of year	209,498	18,136

Cash and cash equivalents at end of year	$63,478	$238,311

Supplemental disclosures of cash flow information:
Total cash paid for interest	$673,988	$30,930

Total cash paid for taxes	$1,386,262	$—

Cash paid for interest — related party	$4,815	$9,735

Supplemental disclosure of non-cash information:
Exchange of working interest in oil and gas properties to retire debt	$—	$62,388

Exchange of wells in progress funds to retire debt	$—	$37,612

Exchange of wells in progress funds to satisfy accrued interest	$—	$12,500

Acquisition of equipment under financing arrangements	$—	$21,583

Exchange of 12% debentures for common stock	$114,999	$—

Issuance of derivative liability	$118,440	$—

Dividend declared	$267,530	$—

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1. NATURE OF BUSINESS
          NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with operations centralized in two subsidiaries, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of crude oil and natural gas reserves, and Francis Drilling Fluids, Ltd., (“Francis Drilling Fluids,” or “FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, transportation, storage and handling of liquid and dry drilling products, and equipment rental for the oil and gas industry. On November 23, 2010, through our newly-formed subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), we acquired 100% of the membership interests of Francis Oaks, LLC (“Oaks”) and its wholly-owned operating subsidiary, FDF (together with Oaks, the “Francis Group”). The Francis Group has no other assets or operations other than FDF (See Note 4). NYTEX Energy and subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” and “our.”
     Liquidity and Events of Default
          Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our senior revolving credit and term loan facility (“Senior Facility”) with PNC Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the loan agreement constitutes a default and on April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of its other rights and remedies, which could include foreclosure on substantially all of FDF’s assets, but has expressly reserved all such rights. At June 30, 2011 and December 31, 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,939,025 and $17,752,722, respectively, and is, because of this default, reported within current liabilities on the consolidated balance sheets at June 30, 2011 and December 31, 2010. We are currently in negotiations with the lender to remedy the defaults and obtain a waiver with respect to such defaults. However, there are no assurances that we will be successful in our negotiations with PNC Bank or that the conditions to the waiver will be satisfactory to us.
          In addition, due to cross-default provisions and other covenant requirements, we are also in default under the WayPoint Purchase Agreement. The amounts reported on our consolidated balance sheet as of June 30, 2011 and December 31, 2010 related to the WayPoint Purchase Agreement include a derivative liability totaling $33,880,000 and $32,554,826, respectively, which are reported as current liabilities on our consolidated balance sheets. In addition, accrued expenses at June 30, 2011 include $1,452,500 of accrued and unpaid dividends on the Senior Series A Redeemable Preferred Stock. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including the right to (i) exercise their Control Warrant, or (ii) exercise their put right. We are currently in negotiations with WayPoint to remedy the events of noncompliance and modify the WayPoint Purchase Agreement. However, there are no assurances that we will be successful in our negotiations with WayPoint or that the conditions to any waiver will be satisfactory to us.
          On May 4, 2011, WayPoint provided formal written notice (“Put Notice”) to us of its election to cause us to repurchase (i) warrants issued to WayPoint that, in the aggregate, allow WayPoint to purchase that number of shares of our common stock to equal 51% of our fully diluted capital stock then outstanding, (ii) the 20,750 shares of Senior Series A Redeemable Preferred Stock of Acquisition Inc. owned by WayPoint, and (iii) one share of our Series B Preferred Stock owned by WayPoint, for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. We did not have the funds available to satisfy this Put Notice in a timely manner, but continue to negotiate with WayPoint to remedy the defaults and resolve WayPoint’s demands in the Put Notice. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including the exercise of their warrants. However, there are no assurances that we will be successful in these negotiations, and WayPoint has reserved all other rights, remedies, actions and powers to which WayPoint may be entitled.
          We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under either the Senior Facility or the WayPoint Purchase Agreement. However, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures, through the sale of selected assets deemed unnecessary to our business, and improvements to results from operations. In addition to these plans, we are seeking long-term financing for our unencumbered real estate properties and/or equity financing to provide cash and enhance our working capital position. Further, in May 2011, we settled outstanding litigation regarding the Panhandle Field Producing Property and in connection with the settlement, sold our entire interest in the

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Panhandle Field Producing Property to the plaintiffs in the litigation for the purchase price of $782,000 cash. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.
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
          The interim financial data as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.
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
NOTE 3. INVENTORY
          Inventory consists of dry materials used in mixing oilfield drilling fluids and liquid drilling fluids mixed and ready for delivery to the drilling rig location. The dry materials are carried at the lower of cost or market, principally on the first-in, first-out basis. The liquid drilling materials are valued at standard cost which approximates actual cost on a first-in, first-out basis, not to exceed market value. Inventories amounted to $1,244,749 and $1,237,149 at June 30, 2011 and December 31, 2010, respectively, and are attributable to our Oilfield Services business.
NOTE 4. BUSINESS COMBINATION
          On November 23, 2010, through our newly-formed subsidiary, Acquisition Inc., we acquired 100% of the membership interests of Oaks and its wholly-owned operating subsidiary, FDF. Total consideration transferred was $51.8 million and consisted of cash of $41.3 million, 5.4 million shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or $10 million, and a non-interest bearing promissory note payable to the seller in the principal amount of $0.7 million with a fair value of $0.5 million.
          FDF is a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry. Headquartered in Crowley, Louisiana, FDF operates out of 22 locations in five U.S. states. Our acquisition of FDF makes us a more diversified energy

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
company by providing a broader range of products and services to the oil and gas industry. FDF contributed revenues totaling $21,477,670 and $40,029,572 and earnings (loss) before income taxes of $11,949,541 and ($3,902,900) to our consolidated statement of operations for the three and six months ended June 30, 2011, respectively.
          The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2010 for the six months ended June 30, 2010:

Six Months Ended
June 30, 2010
Revenue	$36,593,527
Net loss	$(34,551)
Net loss per share, basic and diluted	$—
NOTE 5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
          At June 30, 2011 and December 31, 2010, we had $4,558,394 of goodwill allocated to our oilfield services segment as a result of the acquisition of FDF in November 2010. Prior to the acquisition of FDF, we did not have any goodwill.
          Intangible assets subject to amortization at June 30, 2011 and associated amortization expense for the six months then ended is as follows:

	Gross		Net
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Expense
Non-compete agreements	$6,033,000	$(764,200)	$5,268,800	$655,029
Customer relationships	3,654,000	(106,575)	3,547,425	91,350

	$9,687,000	$(870,775)	$8,816,225	$746,379

          The non-compete agreement and customer relationship intangible assets have been allocated to our oilfield services segment and have estimated useful lives of 2.5 to 7 years for non-compete agreements and 20 years for the customer relationships. We also have trade name intangible assets associated with FDF that are not subject to amortization, which have a carrying balance of $4,760,000 as of June 30, 2011 and December 31, 2010. We did not have any such intangible assets prior to our acquisition of FDF.
          The estimated amortization for the remainder of 2011 and each of the next five fiscal years is as follows:

July 1 — December 31, 2011	$746,378
2012	1,492,757
2013	1,086,057
2014	795,557
2015	795,557
2016 and thereafter	3,899,919
NOTE 6. WAYPOINT TRANSACTION
          In connection with the FDF acquisition, on November 23, 2010, we, through our wholly-owned subsidiary, Acquisition Inc., entered into a Preferred Stock and Warrant Purchase Agreement (“WayPoint Purchase Agreement”) with WayPoint Nytex, LLC (“WayPoint”), an unaffiliated third party, whereby, in exchange for $20,000,001 cash, we issued to WayPoint (collectively, the “WayPoint Transaction”) (i) 20,750 shares of Acquisition Inc. 14% Senior Series A Redeemable Preferred Stock, par value of $0.001 and an original stated amount of $1,000 per share (“Senior Series A Redeemable Preferred Stock”), (ii) one share of NYTEX Energy Series B Preferred Stock, par value of $0.001 per share, (iii) a warrant to purchase at $0.01 per share up to 35% of the then outstanding shares of the Company’s common stock (“Purchaser Warrant”), and (iv) a warrant to purchase at $0.01 per share an additional number of shares of the Company’s common stock so that, measured at the time of exercise, the number of shares of common stock issued to WayPoint represents 51% of the

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Company’s outstanding common stock on a fully-diluted basis (“Control Warrant”). The Control Warrant is exercisable upon meeting certain conditions, as defined in the WayPoint Purchase Agreement.
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
     Initial Accounting
          Under the initial accounting, we separated the instruments issued under the WayPoint Purchase Agreement into component parts of the Senior Series A Redeemable Preferred Stock, the Series B Preferred Stock, the Purchaser Warrant, and the Control Warrant. We considered the put right to be inseparable from the Purchaser Warrant and Control Warrant and deemed them to be a derivative (each, a “WayPoint Warrant Derivative”). We estimated the fair value of each component as of the date of issuance. We initially assigned no value to the Control Warrant as it was contingently exercisable and the conditions for exercising had not been met. Since the WayPoint Warrant Derivative related to the Purchaser Warrant had a fair value in excess of the net proceeds we received in the WayPoint Transaction at the date of issuance, no amounts were assigned to Senior Series A Redeemable Preferred Stock in the allocation of proceeds.
          Due to the default under the WayPoint Agreement discussed below, the conditions to exercise the Control Warrant are deemed to have been met. Accordingly, we estimated the fair value of the Control Warrant at June 30, 2011 to be a liability of $8,640,000. The WayPoint Warrant Derivatives are included in derivative liabilities on the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010.
          Changes in fair value of the WayPoint Warrant Derivatives are included in other income (expense) in the consolidated statements of operations and are not taxable or deductible for income tax purposes.
          Although no amounts were initially assigned to the Senior Series A Redeemable Preferred Stock, we accrete the total face amount, or $20,750,000, over the term of the instrument of 5.5 years as a liability on the consolidated balance sheet and a corresponding charge to accretion expense on the consolidated statement of operations. For the three and six months ended June 30, 2011, we recognized $943,182 and $1,886,364 of accretion expense respectively related to the Senior Series A Redeemable Preferred Stock.
     Default Under WayPoint Purchase Agreement
          Due to cross-default provisions with our Senior Facility and other covenant requirements, we are currently in default under the WayPoint Purchase Agreement. On April 14, 2011, WayPoint provided us with a formal written notice of default under the WayPoint Purchase Agreement. The amount reported on our consolidated balance sheets as of June 30, 2011 and December 31, 2010 related to the WayPoint Purchase Agreement includes derivative liabilities totaling $33,880,000 and $32,554,826, which are reported within current liabilities on our consolidated balance sheets. In addition, accrued expenses at June 30, 2011 include $1,452,500 of accrued and unpaid dividends on the Senior Series A Redeemable Preferred Stock.
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

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7. DERIVATIVE LIABILITIES
          The following summarizes our derivative liabilities at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
WayPoint Warrant Derivative — Purchaser Warrant	$25,240,000	$32,554,826
WayPoint Warrant Derivative — Control Warrant	8,640,000	—
Warrants — Series A Convertible Preferred Stock	2,740	1,573,560

Balance at end of period	$33,882,740	$34,128,386

          The WayPoint Warrant Derivative — Purchaser Warrant and Control Warrant were initially recorded at their fair value of $19,253,071 and $0, respectively, on the date of issuance, November 23, 2010. At June 30, 2011, the carrying amount of the WayPoint Warrant Derivative — Purchaser Warrant and Control Warrant were adjusted to their respective fair value of $25,240,000 and $8,640,000, respectively, with a corresponding adjustment to operations. The WayPoint Warrant Derivatives are reported as a derivative liability — current portion on the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010.
          The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock include an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share. Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010.
          Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three and six months ended June 30, 2011, and are not taxable or deductible for income tax purposes.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8. DEBT
          A summary of our outstanding debt obligations as of June 30, 2011 and December 31, 2010 is presented as follows:

	June 30,	December 31,
	2011	2010
18% Bridge Loan due July 2011	$—	$234,919
9% Demand Notes due February 2011	—	237,458
0% Secured Equipment Loan due March 2011	—	2,098
3.75% Secured Equipment Loan due June 2011	—	1,388,807
6% Related Party Loan due September 2011	150,000	168,000
12% Convertible Debentures due October 2011	2,000,948	2,064,867
5.5% Mortgage Note due July 2012	335,916	343,696
7.41% Secured Equipment Loan due November 2013	—	10,149
5.75% Secured Equipment Loan due November 2013	36,202	43,086
9% Convertible Debentures due February 2014	1,173,013	—
7.41% Secured Equipment Loan due July 2015	—	19,765
Francis Promissory Note (non-interest bearing) due October 2015	432,267	478,710
Senior Facility — Term Loan due November 2015	10,737,172	11,857,144
Senior Facility — Revolver due November 2015	7,201,853	5,895,579
6% Secured Equipment Loan due December 2015	860,948	900,100
7.5% Secured Equipment Loan due February 2016	30,105	—
7.5% Secured Equipment Loan due March 2016	25,012	—
6.34% Secured Equipment Loan due April 2016	290,014	—
6.34% Secured Equipment Loan due June 2016	319,030	—

Total debt	23,592,480	23,644,378
Less: current maturities	(20,807,763)	(22,516,398)

Total long-term debt	$2,784,717	$1,127,980

          Carrying values in the table above include net unamortized debt discount of $276,786 and $356,423 as of June 30, 2011 and December 31, 2010, respectively, which is amortized to interest expense over the terms of the related debt.
     Senior Revolving Credit and Term Loan Facility
          In connection with the FDF acquisition, on November 23, 2010, we entered into a senior secured revolving credit and term loan agreement (“Senior Facility”) with a bank providing for loans up to $24,000,000. The Senior Facility consists of a term loan in the amount of $12,000,000 and a revolving credit facility in an amount up to $12,000,000. The term loan bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 2.5% (3.74% at June 30, 2011). The term loan requires monthly payments of principal and interest based on a seven-year amortization of $142,857 with the remaining principal and any unpaid interest due in full at maturity on November 23, 2015. The revolving credit facility bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 1.75% (2.99% at June 30, 2011) and payments of interest only due monthly with the then outstanding principal and any unpaid interest due in full at maturity on November 23, 2015. Advances under the revolving credit facility may not exceed 85% of FDF’s eligible accounts receivable as defined in the Senior Facility.
          Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our Senior Facility with PNC

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the loan agreement constitutes a default and on April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of its other rights and remedies, which could include foreclosure on substantially all of FDF’s assets, but has expressly reserved all such rights. At June 30, 2011 and December 31, 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,939,025 and $17,752,723, respectively, and is, because of this default, reported within current liabilities on the consolidated balance sheets at June 30, 2011 and December 31, 2010. We are currently in negotiations with the lender to remedy the defaults and obtain a waiver with respect to such defaults. However, there are no assurances that we will be successful in our negotiations with PNC Bank or that the conditions to any waiver will be satisfactory to us.
     Other
          In December 2010, we issued two demand notes totaling $237,000 related to our acquisition of certain oil and gas interests. The demand notes were due and payable on February 14, 2011 or upon demand by the holder and bear interest at a fixed rate of 9%. On February 14, 2011, we issued $973,013 of 9% Convertible Debentures (“9% Convertible Debenture”) due January 2014, of which $237,000 was issued in exchange for the demand notes due February 14, 2011. In April 2011, we issued an additional $200,000 of the 9% Convertible Debenture and closed the debenture offering. Interest only is payable monthly at the annual rate of 9% with any accrued and unpaid interest along with the unpaid principal due at maturity. The 9% Convertible Debenture is convertible into the Company’s common stock at any time at the fixed conversion price of $2.00 per share, subject to certain adjustments including stock dividends and stock splits. We have the option, at any time, to redeem the outstanding 9% Convertible Debentures in cash equal to 100% of the original principal amount plus accrued and unpaid interest.
          During the second quarter of 2011, we issued 76,667 shares of common stock related to conversions of the Company’s 12% Convertible Debentures.
NOTE 9. COMMITMENTS AND CONTINGENCIES
  Leases
          The Company leases certain trucks, automobiles, equipment, and office space under non-cancelable operating leases which provide for minimum annual rentals. Future minimum obligations under these lease agreements at June 30, 2011 are as follows:

July 1, 2011 — December 31, 2011	$1,114,387
2012	1,889,344
2013	1,593,493
2014	1,466,023
2015	1,190,950
Thereafter	1,070,903

$8,325,100

          Total lease rental expense for the six months ended June 30, 2011 and 2010 was $1,223,061 and $30,781, respectively.
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
          On August 26, 2010, two suits were filed by Kevin Audrain and Lori Audrain d/b/a Drain Oil Company (“Plaintiffs”) against NYTEX Energy, one as Cause No. 39360 in the 84th District Court in Hutchinson County, Texas, and the other as Cause No. 10-122 in the 69th District Court in Moore County, Texas. Both suits were filed by Plaintiffs and both relate to 75.0% of certain producing oil and gas leaseholds in those counties of the Texas panhandle (the “Panhandle Field Producing Property”). On August 1, 2009, NYTEX Petroleum acquired and assumed operations of the Panhandle Field

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Producing Property from Plaintiffs. The Plaintiffs allege that NYTEX Petroleum did not engage in a well re-completion (refrac) operation as required by the purchase document between Plaintiffs and NYTEX Petroleum (the “Purchase Document”). As a result of this alleged lack of performance, Plaintiffs believe that they were entitled to pursue repurchase of the Panhandle Field Producing Property in accordance with a buyback provision set forth in the Purchase Document. The Company had filed answers to both suits. On May 9, 2011, effective May 1, 2011, the Company entered into a Compromise Settlement Agreement and Release of All Claims agreement (the “Settlement”) with the Plaintiffs whereby both parties reached a full and final settlement of all claims to both suits. In exchange for the release of all claims to both suits, concurrent with the Settlement, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the Plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the three months ended March 31, 2011.
NOTE 10. STOCKHOLDERS’ EQUITY
          The authorized capital of NYTEX Energy consists of 200 million shares of common stock, par value $0.001 per share; 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share; and one share of Series B Preferred Stock, par value $0.001 per share. The holders of the Series A Convertible Preferred Stock are entitled to receive cumulative quarterly dividends equal to 9% of $1.00 per share, with such dividends in preference to the declaration or payment of any dividends to the holders of common stock. Further, dividends on the Series A Convertible Preferred Stock are cumulative so that if any previous or current dividend shall not have been paid, the deficiency shall first be fully paid before any dividend is to be paid on or declared on common stock. The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.
          The holder of the Series B Preferred Stock is not entitled to receive dividends and is not entitled to any voting rights. However, the holder of the Series B Preferred Stock is entitled to elect two members of the Company’s board of directors.
          During the second quarter of 2011, we issued 76,667 shares of common stock related to conversions of the Company’s 12% Convertible Debentures.
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
          The holders of the Series A Convertible Preferred Stock are entitled to payment of dividends at 9% of the purchase price per share of $1.00, with such dividends payable quarterly. Dividends are payable out of any assets legally available, are cumulative, and in preference to any declaration or payment of dividends to the holders of common stock. Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one. Dividends payable related to the Series A Convertible Preferred Stock totaled $267,530 at June 30, 2011, and are reported in accounts payable on the consolidated balance sheet at June 30, 2011.
     Warrants
          In connection with the private placement offering of Series A Convertible Preferred Stock, during the three months ended March 31, 2011, we issued warrants to the holders to purchase up to 126,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised for a period of three years from the date of grant. The aggregate fair value of the warrants issued during the six months ended June 30, 2011 was $118,440, was determined using a Monte Carlo simulation, and was accounted for as a derivative liability on the accompanying consolidated balance sheets.
          In addition, during the six months ended June 30, 2011, we issued warrants to purchase up to 16,800 shares of Series A Convertible Preferred Stock to the placement agent of the private placement offering of Series A Convertible Preferred Stock. The warrants may be exercised for a period of three years from date of grant at an exercise price of $1.00 per share. The aggregate fair value of the warrants on the date of grant was approximately $15,792 using the Monte Carlo simulation.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
          The fair value of warrants was determined using the Black-Scholes option pricing model and the Monte Carlo simulation. The expected term of the warrant is estimated based on the contractual term or an expected time-to-liquidity event. The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility. The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant. The aggregate fair value of the warrants issued during the six months ended June 30, 2011 totaled approximately $134,200 and was determined using the following weighted average attributes and assumptions: risk-free interest rate of 1.62%, expected dividend yield of 0%, expected term of 5.5 years, and expected volatility of 55%. A summary of warrant activity for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30,
	2011		2010
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at beginning of period	44,061,330	$0.18	5,798,502	$0.50
Issued	142,800	1.88	87,400	0.50
Adjustment for WayPoint Warrant (1)	3,550,130	0.01	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of period	47,754,260	$0.16	5,885,902	$0.50

(1)	The WayPoint Purchase Agreement allows WayPoint to purchase shares of the Company’s common stock equal to 51% of the Company’s fully diluted common stock then outstanding.
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
          As discussed in Notes 6, 7, and 10, we consider certain of our warrants to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets. We value the derivative liabilities using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock. At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock. In estimating the fair value, we estimated future volatility by considering the historic volatility of the stock of a selected peer group over a five year period.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
          For the three and six months ended June 30, 2011, the fair value of the derivative liabilities decreased by an aggregate $13,230,260 and $364,086, respectively, and was recorded within other income (expense) in the accompanying consolidated statements of operations.
          Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying
	Amount	Level 1	Level 2	Level 3
Derivative liabilities	$33,882,740	$—	$—	$33,882,740
          Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2010	$34,128,386
Change in derivative liabilities	(364,086)
Issuance of warrant derivative	118,440

Balance, June 30, 2011	$33,882,740

          The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, and accrued expenses reported on the accompanying consolidated balance sheets approximates fair value due to their short-term nature. The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. As of June 30, 2011 and December 31, 2010, we estimate the fair value of our debt to be $23,365,532 and $23,738,511, respectively. We estimate the fair value of our Senior Series A Redeemable Preferred Stock to be $22,400,000 and $20,750,000, respectively, as of June 30, 2011 and December 31, 2010.
NOTE 12. INCOME TAXES
          Income tax benefit was $321,201 and $773,485 for the three and six months ended June 30, 2011 respectively, as compared to no income tax benefit or provision for the three and six months ended June 30, 2010. The change in income tax benefit in the second quarter of 2011, compared to the second quarter of 2010, was primarily the result of our acquisition of FDF and related differences in the mix of our pre-tax earnings and losses. At June 30, 2011, we had deferred income tax assets of $11,117,845 and a valuation allowance of $9,819,153 resulting in an estimated recoverable amount of deferred income tax assets of $1,298,692. This reflects a net increase of the valuation allowance of $695,128 from the December 31, 2010 balance of $9,124,025.
          The balances of the valuation allowance as of June 30, 2011 and December 31, 2010 were $9,819,153 and $9,124,025, respectively. The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 34% primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 13. EARNINGS PER SHARE
          Income (loss) per common share is calculated by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. The following table reconciles net income (loss) and common shares outstanding used in the calculations of basic and diluted net income (loss) per share.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Basic net income (loss) per share:
Net income (loss)	$11,393,791	$(269,508)	$(5,406,593)	$(571,460)
Attributable to preferred stockholders	(134,630)	—	(267,530)	—

Net income (loss) attributable to common stockholders	$11,259,161	$(269,508)	$(5,674,123)	$(571,460)

Weighted average common shares outstanding, basic	26,272,178	19,199,554	26,248,461	19,199,554

Basic net income (loss) per share	$0.43	$(0.01)	$(0.22)	$(0.03)

Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$11,259,161	$(269,508)	$(5,674,123)	$(571,460)
Plus: income impact of assumed conversions
Convertible preferred stock dividends	134,630	—	—	—
Convertible debenture interest, net of tax	100,121	—	—	—

Income available to common stockholders + assumed conversions	$11,493,912	$(269,508)	$(5,674,123)	$(571,460)

Weighted average common shares outstanding, basic	26,272,178	19,199,554	26,248,461	19,199,554
Plus: incremental shares from assumed conversions
Effect of dilutive warrants	44,873,270	—	—	—
Effect of dilutive convertible preferred stock	4,322,113	—	—	—
Effect of dilutive convertible debentures	1,046,059	—	—	—

Shares used in calcuating diluted loss per share	76,513,620	19,199,554	26,248,461	19,199,554

Diluted net income (loss) per share	$0.15	$(0.01)	$(0.22)	$(0.03)

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
          Because a net loss was incurred during the six months ended June 30, 2011 and during the three and six months ended June 30, 2010, dilutive instruments including the warrants produce an antidilutive net loss per share result. These excluded shares totaled 50,241,442 for the six months ended June 30, 2011, and 5,980,902 for the three and six months ended June 30, 2010. Therefore, the diluted loss per share reported in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010 are the same as the basic loss per share amounts.
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
          The following tables present selected financial information of our operating segments for the three months ended June 30, 2011. Information presented below as “Corporate and Intersegment Eliminations” includes results from operating activities that are not considered operating segments, as well as corporate and certain financing activities. Prior to the acquisition of FDF, we operated as a single segment enterprise. Accordingly, we do not present segment information for the three months ended June 30, 2010.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
          For the three months ended June 30, 2011, we had three customers that accounted for more than 10% of our total consolidated revenues: Baker Hughes — 23%, Halliburton Energy Services — 11%, and Cudd Pumping Services — 10%. For the six months ended June 30, 2011, we had two customers that accounted for more than 10% of our total consolidated revenues: Baker Hughes — 21% and Halliburton Energy Services — 12%.

			Corporate and
	Oil Field		Intersegment
	Services	Oil & Gas	Eliminations	Total
As of June 30, 2011:
Current Assets	$14,697,690	$363,538	$1,420,539	$16,481,767
Property, plant, and equipment, net	43,350,495	73,401	—	43,423,896
Goodwill / intangible assets	18,134,619	—	—	18,134,619
Deferred financing cost	667,709	—	1,148,609	1,816,318
Other assets	112,868	59,296	—	172,164

Total assets	$76,963,381	$496,235	$2,569,148	$80,028,764

Current liabilities	$64,610,092	$905,737	$3,203,516	$68,719,345
Long-term debt	1,318,599	1,217,904	248,214	2,784,717
Senior Series A redeemable preferred stock	2,284,596	—	—	2,284,596
Warrant derivative	—	—	2,740	2,740
Deferred income taxes	12,724,659	97,398	519,169	13,341,226
Stockholder’s deficit	(3,974,565)	(1,724,804)	(1,404,491)	(7,103,860)

Total liabilities and stockholder’s deficit	$76,963,381	$496,235	$2,569,148	$80,028,764

Additions to long-lived assets	$4,000,292	$19,862	$—	$4,020,154

			Corporate and
	Oil Field		Intersegment
	Services	Oil and Gas	Eliminations	Total
Three Months Ended June 30, 2011:
Revenues:
Oil field services	$18,870,732	$—	$—	$18,870,732
Drilling fluids	2,606,938	—	—	2,606,938
Oil & gas	—	212,881	—	212,881
Other	—	54,065	—	54,065

Total Revenues	21,477,670	266,946	—	21,744,616

Expenses and other, net:
Cost of goods sold — drilling fluids	957,616	—	—	957,616
Lease operating expenses	—	19,080	—	19,080
Depreciation, depletion, and amortization	2,188,054	8,710	—	2,196,764
Selling, general and administrative expenses	16,907,263	436,564	1,272,776	18,616,603
Loss on sale of assets	37,208	1,900	—	39,108
Interest income	—	—	(102)	(102)
Interest expense	950,771	30,268	144,961	1,126,000
Accretion of preferred stock	943,182	—	—	943,182
Change in fair value of derivative liabilities	(12,460,000)	—	(770,260)	(13,230,260)
Other	4,035	—	—	4,035

Total expenses and other, net	9,528,129	496,522	647,375	10,672,026

Income (loss) before income taxes	11,949,541	(229,576)	(647,375)	11,072,590
Income tax benefit	321,201	—	—	321,201

Net income (loss)	$12,270,742	$(229,576)	$(647,375)	$11,393,791

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

			Corporate and
	Oil Field		Intersegment
	Services	Oil and Gas	Eliminations	Total
Six Months Ended June 30, 2011:
Revenues:
Oil field services	$35,402,830	$—	$—	$35,402,830
Drilling fluids	4,626,742	—	—	4,626,742
Oil & gas	—	291,226	—	291,226
Other	—	130,490	—	130,490

Total Revenues	40,029,572	421,716	—	40,451,288

Expenses and other, net:
Cost of goods sold — drilling fluids	1,468,316	—	—	1,468,316
Lease operating expenses	—	56,844	—	56,844
Depreciation, depletion, and amortization	4,319,753	41,678	—	4,361,431
Selling, general and administrative expenses	32,984,233	1,097,706	1,794,216	35,876,155
Loss on litigation settlement	—	965,065	—	965,065
(Gain) loss on sale of assets	(27,654)	5,004	—	(22,650)
Interest income	—	—	(386)	(386)
Interest expense	1,958,586	46,626	341,401	2,346,613
Accretion of preferred stock	1,886,364	—	—	1,886,364
Change in fair value of derivative liabilities	1,325,174	—	(1,689,260)	(364,086)
Other	17,700	—	—	17,700

Total expenses and other, net	43,932,472	2,212,923	445,971	46,591,366

Loss before income taxes	(3,902,900)	(1,791,207)	(445,971)	(6,140,078)
Income tax benefit	733,485	—	—	733,485

Net loss	$(3,169,415)	$(1,791,207)	$(445,971)	$(5,406,593)

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
          We are an energy holding company consisting of two operating segments:

Oilfield Services —	consisting of our subsidiary, Francis Drilling Fluids, Ltd. (“FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, transportation, storage and handling of liquid and dry drilling products, and equipment rental for the oil and gas industry; and

Oil and Gas —	consisting of our subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of oil and natural gas reserves.
          NYTEX Energy and subsidiaries are collectively referred to herein as “we,” “us,” “our,” “its,” and the “Company”.
          General information about us, including our corporate governance policies can be found on our website at www.nytexenergyholdings.com. On our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other filings. The address of that site is www.sec.gov.
General Industry Overview
          Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States, which in turn is affected by current and expected levels of oil and gas prices. As oil and gas prices increased from 2006 through most of 2008, oil and gas companies increased their drilling activities. In the last part of 2008, oil and gas prices declined rapidly, resulting in decreased drilling activities. During the second half of 2009, oil prices began to increase and remained relatively stable through the latter half of 2010, which resulted in increases in drilling activities. However, natural gas prices continued to decline significantly through most of 2009 and remained depressed throughout 2010, which resulted in decreased activity in the natural gas-driven markets. Despite natural gas prices remaining below the levels seen in recent years, several markets that produce significant natural gas liquids, such as the Eagle Ford shale and those that have other advantages like proximity to key consuming markets, such as the Marcellus shale, have continued to see increased activity. The U.S. Energy Information Administration’s (“EIA”) report on U.S. shale gas and shale oil plays released in July 2011 indicates that 86% of the total 750 trillion cubic feet of technically recoverable shale gas resources are located in the Northeast, Gulf Coast, and Southwest regions of the United States, which account for 63%, 13%, and 10% of the total, respectively. In the three regions, the largest shale gas play is the Marcellus (410.3 trillion cubic feet, 55% of the total), a shale play in which we do business. The Bakken Shale area in North Dakota and Montana has become a major oil producing resource play with an increasing number of drilling rigs and service companies operating in the area since 2007. By combining horizontal wells and hydraulic fracturing (the same technologies used to significantly boost U.S. shale gas production), operators increased Bakken oil production from less than 3,000 barrels per day in 2005 to over 230,000 barrels per day in 2010. Further, because of technological advances associated with horizontal drilling and hydraulic fracturing, the time required to drill and complete a horizontal well has significantly been reduced (25 days in 2010 compared to 65 days in 2008, according to the North Dakota’s Department of Mineral Resources).
          The EIA’s report also summarizes the assessment of technically recoverable shale oil resources, which amount to 23.9 billion barrels in the onshore lower 48 U.S. states. The second and third largest shale oil plays are the Bakken and Eagle Ford, which are assessed to hold approximately 3.6 billion barrels and 3.4 billion barrels of oil, respectively, and in which we do business.

          Sustained high oil prices along with strong demand for natural gas continues to positively impact the number of active rigs drilling in North America. According to Baker-Hughes, active domestic rigs averaged 1,835 in the second quarter of 2011 compared to 1,721 in the first quarter of 2011, and compared to an average of 1,513 in the second quarter of 2010. The average number of active domestic rigs in the second quarter of 2011 represents a 21.3% increase over the second quarter of 2010 and a 6.6% increase over the first quarter of 2011. The active domestic rig count ended the second quarter of 2011 at 1,886 rigs, the highest rig count since the third week of November 2008. As a result of these industry developments, we believe that the current high level of drilling will continue and near-term demand for our oilfield products and services will remain favorable.
Hydraulic Fracturing
          Hydraulic fracturing, a technique in use for over 60 years, is commonly applied to wells drilled in low permeability reservoir rock. A hydraulic fracture is formed by pumping fracturing fluid into the wellbore at a rate sufficient to cause the formation to crack, allowing the fracturing fluid to enter and extend the crack farther into the formation. To keep this fracture open after the injection stops, a solid proppant, primarily sand, is added to the fracture fluid. The propped hydraulic fracture then becomes a high permeability conduit through which the oil and/or gas can flow to the well.
          The fluid injected into the rock is mostly water. Various types of proppant are added, such as silica sand, resin-coated sand, and fired bauxite clay (man-made ceramics), depending on the type of permeability or grain strength needed. Chemical additives are sometimes applied by the driller/well operator to tailor the injected material to the specific geological situation, protect the well, and improve its operation, though chemical additives typically make up less than 1% of the total composition of the injected fluid, varying slightly based on the type of well.
          None of our businesses directly provide nor perform hydraulic fracturing services. In addition, we do not take title to customers’ frac sand or proppants as our Oilfield Services business limits its involvement with hydraulic fracturing to distributing, warehousing, and transloading these products for our customers.
Our Oilfield Services
     Acquisition of FDF
          On November 23, 2010, through our newly-formed subsidiary, NYTEX FDF Acquisition Inc., (“Acquisition Inc.”) we acquired 100% of the membership interests of Oaks and its wholly-owned operating subsidiary, FDF (together with Oaks, the “Francis Group”). The Francis Group has no other assets or operations other than FDF. Total consideration transferred was $51.8 million and consisted of cash of $41.3 million, 5.4 million shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or $10 million, and a non-interest bearing promissory note payable to the seller in the principal amount of $0.7 million with a fair value of $0.5 million.
          FDF is a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, transportation, storage and handling of liquid and dry drilling products, and equipment rental for the oil & gas industry. Headquartered in Crowley, Louisiana, FDF operates out of 22 locations in Texas, Oklahoma, Wyoming, North Dakota, and Louisiana including three coastal Louisiana facilities which provide services on land within the Marcellus, Bakken, and Eagle Ford shales, and off-shore within the Gulf of Mexico. FDF’s suite of fluid products includes water based, oil based and synthetic liquid drilling mud, oil based and hematite products, viscosifiers, fluid conditioners, as well as lubricants, detergents, defoamers and completion fluids. FDF’s completion fluids include calcium, sodium, zinc bromide, salt water, calcium chloride and potassium chloride. FDF’s dry products include frac sand, proppants, cement and fly ash, and sack drilling mud. As part of its total solution, FDF offers transportation, technical and support services, environmental support services and industrial cleaning of drilling rigs, tanks, vessels and barges and offers rental equipment in the form of tanks, liquid mud barges, mud pumps, etc. FDF is a distributor, warehouser and transloader of frac sand, proppants and liquid drilling mud authorized to distribute in 39 states. The customers include exploration and production companies, oilfield and drilling service companies, frac sand and proppant manufacturers, and international brokerage companies of proppants.
Our Oil and Gas
          NYTEX Petroleum engages in the acquisition, promotion of, and participation in the drilling of crude oil and natural gas wells and also provides fee-based administration and management services related to oil and gas properties.
          In August 2009, we acquired a 75% ownership in the Panhandle Field Producing Property, a 320 acre producing oil and gas property in the Texas panhandle consisting of 18 wells. As the new operator, we agreed to perform technically proven fracture stimulations known as “refracs” on approximately ten of the existing wells. We successfully completed the refrac on one well in the third quarter of 2009 and put it into commercial oil production. The property lies within the vast Panhandle Field that extends into Oklahoma and Kansas. Beginning in the first quarter 2010 and through the third quarter of 2010, we sold or transferred a portion of our 75% working interest in the Panhandle Field Producing Property for $859,408 in cash, recognized a gain on sale of $578,872, and retained a 28.16% working interest.
          In December 2010, we re-acquired all but a 2.0% share of the 45.33% share sold earlier in the year for total consideration transferred of approximately $1,451,858. The total consideration transferred consisted of approximately $26,063 cash, 616,291 shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or approximately $1,146,301, 9% demand notes totaling approximately $237,458, and interests in existing NYTEX Petroleum properties with an estimated fair value of $42,036. On May 9, 2011, effective May 1, 2011, the Company entered into a Compromise Settlement Agreement and Release of All Claims (the “Settlement”) with the plaintiffs of two lawsuits filed against the Company in August 2010, whereby all parties reached a full and final settlement of all claims to such lawsuits. In exchange for the release of all claims to both suits, concurrent with the Settlement, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the three months ended March 31, 2011. See Part II, Item 1. Legal Proceedings for further discussion.
          Since the refrac completed in the third quarter of 2009 and as of the date of this report, we have not performed any hydraulic fracturing on wells that we own or operate.

Results of Operations
          On November 23, 2010, we acquired FDF for total consideration of $51.8 million. The results of FDF are included in our consolidated statement of operations for the current quarter. Accordingly, nearly all of the line items reported in our consolidated statement of operations for the three and six months ended June 30, 2011 have increased significantly as a result of acquiring FDF compared to the amounts reported in our consolidated statement of operations for the three months ended June 30, 2010.
     Selected Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Financial Results
Revenues — Oilfield Services	$21,477,670	$—	$40,029,572	$—
Revenues — Oil and Gas	266,946	153,123	421,716	241,870

Total revenues	21,744,616	153,123	40,451,288	241,870

Total operating expenses	21,829,171	263,847	42,705,161	479,476
Total other (income) expense	(11,157,145)	158,784	3,886,205	333,854

Income (loss) before income taxes	$11,072,590	$(269,508)	$(6,140,078)	$(571,460)
Income tax benefit	321,201	—	733,485	—

Net income (loss)	$11,393,791	$(269,508)	$(5,406,593)	$(571,460)

Net income (loss) per share
Basic	$0.43	$(0.01)	$(0.22)	$(0.03)

Diluted	$0.15	$(0.01)	$(0.22)	$(0.03)

Weighted average shares outstanding
Basic	26,272,178	19,199,554	26,248,461	19,199,554

Diluted	76,513,620	19,199,554	26,248,461	19,199,554

Operating Results
Adjusted EBITDA — Oilfield Services	$3,571,548	(2)	$5,586,977	(2)
Adjusted EBITDA — Oil and Gas	(190,598)	(2)	(1,702,903)	(2)
Adjusted EBITDA — Corporate and Intersegment Eliminations	(1,272,674)	(2)	(1,793,830)	(2)

Consolidated Adjusted EBITDA(1)	$2,108,276	$(228,823)	$2,090,244	$(457,122)

(1)	See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.

(2)	The Company operated as a single segment for the three and six months ended June 30, 2010.
     Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
          Revenues. Revenues increased over the prior year periods primarily as a result of our acquisition of FDF in November 2010. In the event domestic rig counts increase and we acquire additional operating companies, we expect a corresponding and continued increase in our future revenues.
          Oil & gas lease operating expenses. Lease operating expenses decreased $4,382, or 19%, in the three months ended June 30, 2011 compared to the prior three months ended June 30, 2010 and $9,270 or 14% for the six months ended June 30, 2011 compared to the prior six months ended June 30, 2010. The decrease is due principally to general reduction in drilling activities during 2010, which has carried over to 2011.
          Depreciation, depletion, and amortization. Depreciation, depletion, and amortization (“DD&A”) increased over the prior period primarily as a result of our acquisition of FDF in November 2010 and resultant significant increase in depreciable long-lived assets. We expect DD&A to increase in the future as we acquire additional plant and equipment in our oilfield services business and we acquire additional operating companies.
          Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses increased for the three and six months ended June 30, 2011 compared to the prior three and six months ended June 30, 2010 due principally to our acquisition of FDF in November 2010. SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, fuel, and insurance costs. We expect SG&A to increase in the future relative to increased demand for our oilfield services business and we acquire additional operating companies.

          Litigation loss on settlement. The litigation loss on settlement for the six months ended June 30, 2011 is a result of the settlement of two lawsuits related to the Panhandle Field Producing Property. In exchange for the release of all claims to these two suits by the plaintiffs, concurrent with entering into a Compromise Settlement Agreement and Release of All Claims, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the six months ended June 30, 2011. The impact of the settlement of activity for the three months ended June 30, 2011 was less than $1,000 due to the finalization and execution of the agreement. See Part II, Item 1. Legal Proceedings for further discussion.
          Gain on sale of assets, net. Gain on sale of assets, net decreased $324,011 for the three months ended June 30, 2011 and $556,223 for the six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010 respectively. The decrease is a result of the aggregate gain recognized on the sale of the Panhandle Field Producing Property during the three and six months ended June 30, 2010.
          Interest expense. Interest expense increased during the three and six months ended June 30, 2011 over the prior year period due primarily to the acquisition of FDF in November 23, 2010 and the increase in outstanding debt during the three and six months ended June 30, 2011, as compared to the amount of debt outstanding during the three and six months ended June 30, 2010. We expect interest expense to increase in the near term as we include interest expense associated with the increased outstanding debt for a full period.
          Change in fair value of derivative liabilities. The increase in the current period as compared to the prior period ended June 30, 2010, is due to the re-valuation of the Purchaser and Controls Warrants by a third party, both deemed to be derivatives, and the change in value of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock, also deemed to be derivative. For the three months ended June 30, 2011, the fair value of the derivative liabilities decreased by an aggregate $13,230,260 due to revisions to the Company’s second-half 2011 and 2012 earnings forecasts and the expected maturity date of the Purchaser and Control Warrant derivatives. In addition, for the year ended December 31, 2010, the Control Warrant derivative was initially valued at $0; however, for the six months ended June 30, 2011, the Control Warrant derivative was valued at $8,640,000 as the conditions for exercise of the Control Warrant had been met in connection with the defaults under the WayPoint Purchase Agreement. We recognize changes in the respective fair values in the consolidated statements of operations.
          Accretion of preferred stock liability. Amount reflects the accretion of the face amount of $20,750,000 related to the Senior Series A Redeemable Preferred Stock issued in connection with the WayPoint Transaction in November 2010 over the term of the instruments of approximately 5.5 years. This preferred stock is more fully described below under, “Defaults Under Financing Arrangements.”
          Equity in loss of unconsolidated subsidiaries. There was no loss of unconsolidated subsidiaries for the three or six months ended June 30, 2011. We recognized a loss totaling $124,510 for the three months ended June 30, 2010 and $240,603 for the six months ended June 30, 2010. These losses related to our noncontrolling interests in Supreme Vacuum and Waterworks. We disposed of our noncontrolling interests in Supreme Vacuum in September 2010.
          Income tax benefit. Income tax benefit for the three and six months ended June 30, 2011 of $321,201 and $733,485 respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oilfield services business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reconciliation of Adjusted EBITDA to GAAP Net Loss:
Net income (loss)	$11,393,791	$(269,508)	$(5,406,593)	$(571,460)
Income tax benefit	(321,201)	—	(733,485)	—
Interest expense	1,126,000	34,482	2,346,613	93,461
DD&A	2,196,764	6,203	4,361,431	20,877
Change in fair value of derivative liabilities	(13,230,260)	—	(364,086)	—
Accretion of preferred stock liability	943,182	—	1,886,364	—

Consolidated Adjusted EBITDA	$2,108,276	$(228,823)	$2,090,244	$(457,122)

Liquidity and Capital Resources
          Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets. Historically, our primary use of cash has been to pay for acquisitions and investments such as FDF, Supreme Vacuum, the Lakeview Shallow Prospect, and the Panhandle Field Producing Property, service our debt, and for general working capital requirements.
          As of June 30, 2011, we had cash and cash equivalents of $63,478, and a net working capital deficit of $52,237,578 (measured by current assets less current liabilities) principally due to (i) reporting the outstanding principal balance of amounts owed under the Senior Facility of $17,939,025 within current liabilities, and (ii) reporting the WayPoint derivative liability totaling $33,880,000 within current liabilities. See Defaults Under Financing Arrangements below for further discussion.
  Defaults Under Financing Arrangements
          Our loan agreements and the agreements relating to our other financing arrangements generally require that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our Senior Facility with PNC measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the Senior Facility loan agreement constitutes a default and on April 13, 2011, PNC, as lender, provided us with a formal written notice of default. PNC has not commenced the exercise of any of its other rights and remedies, which could include foreclosure on substantially all of FDF’s assets, but has expressly reserved all such rights. At June 30, 2011 and December 31, 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,939,025 and $17,752,723, respectively, and is, because of this default, reported within current liabilities on the consolidated balance sheets as of June 30, 2011 and December 31, 2010. We are currently in negotiations with PNC to obtain a waiver of the defaults. However, there are no assurances that we will be successful in our negotiations with PNC or that the conditions to any waiver will be satisfactory to us.
          In addition, due to cross-default provisions and other covenant requirements, we are also in default under the WayPoint Purchase Agreement. The amounts reported on our consolidated balance sheet as of June 30, 2011 and December 31, 2010 related to the WayPoint Purchase Agreement include a derivative liability totaling $33,880,000 and $32,554,826, respectively, which are reported as current liabilities on our consolidated balance sheets. Additionally, we have not paid dividends on Senior Series A Preferred Stock of Acquisition Inc. held by WayPoint. As of June 30, 2011, we owed dividends of $1,452,500 to WayPoint. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including the right to (i) exercise their Control Warrant, or (ii) exercise their put right and receive a waiver of defaults, or (iii) initiate collection efforts regarding any unpaid dividends and repurchase securities. We are currently in negotiations with WayPoint to remedy the events of noncompliance, modify the WayPoint Purchase Agreement, and receive waiver of defaults. However, there are no assurances that we will be successful in our negotiations with WayPoint or that the conditions to any waiver will be satisfactory to us.
          On May 4, 2011, WayPoint provided formal written notice (“Put Notice”) to us of its election to cause us to repurchase (i) warrants issued to WayPoint (“Warrants”) that, in the aggregate, allow WayPoint to purchase that number of shares of our common stock to equal 51% of our fully diluted capital stock then outstanding, (ii) the 20,750 shares of Senior Series A Redeemable Preferred Stock of Acquisition Inc. owned by WayPoint, and (iii) one share of our Series B Preferred Stock owned by WayPoint, for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. We did not have the funds available to satisfy this Put Notice in a timely manner, but continue to negotiate with WayPoint to remedy the defaults and resolve WayPoint’s demands in the Put Notice. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including the exercise of their Purchaser and Control Warrants. However, there are no assurances that we will be successful in these negotiations, and WayPoint has reserved all other rights, remedies, actions and powers to which WayPoint may be entitled.
          Notwithstanding recent workforce reductions, we may not have sufficient funds to pursue our business priorities. As a result, we are limited in our ability to remain current in making payments to trade vendors and other unsecured creditors when such payments are due, and PNC may now exercise rights regarding our defaults under the Senior Facility. These workforce reductions, as well as curtailed financial resources, may further impact our ability to implement our business priorities. However, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures and through the sale of selected assets deemed unnecessary to our business. In addition to these plans, we are seeking long-term financing for our unencumbered real estate properties and/or equity financing to provide cash and enhance our working capital position. Further, in May 2011, we settled outstanding litigation regarding the Panhandle Field Producing Property and in connection with the settlement, sold our entire interest in the Panhandle Field Producing Property to the plaintiffs in the litigation for the purchase price of $782,000 cash. Although these constraints have caused us to significantly scale back the rate at which we implement our business strategy, we believe that these actions should preserve our viability, provide additional time to execute our business priorities, and allow us to satisfy our financial defaults and to resolve our working capital deficit. However, there are no assurances that we will satisfy our financial defaults in a manner that allows us to continue operations as presently constructed.
          Our future capital requirements will depend on many factors and we may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in terms which reduce our economic potential from any adjustments to our existing long-term strategy. Our continuation as a going concern is dependent upon attaining and maintaining profitable operations, resolving the defaults under certain of our loan agreements discussed above, and raising significant additional capital. The financial statements for the three months ended June 30, 2011 and 2010 do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.
Cash Flows
          The following table summarizes our cash flows and has been derived from our unaudited financial statements for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
Cash flow provided by (used in) operating activities	$2,325,535	$(515,190)
Cash flow provided by (used in) investing activities	(2,824,490)	751,748
Cash flow provided by (used in) financing activities	352,935	(16,383)

Net increase (decrease) in cash and cash equivalents	(146,020)	220,175
Beginning cash and cash equivalents	209,498	18,136

Ending cash and cash equivalents	$63,478	$238,311

          Cash flows from operating activities improved from a cash outflow of $515,190 for the six months ended June 30, 2010 to a cash inflow of $2,325,535 for the six months ended June 30, 2011 due to non-cash adjustments affecting earnings including $4,340,554 increase in DD&A, $419,534 increase in share-based compensation, $1,886,364 of accretion of the Senior Series A Redeemable Preferred Stock related to the FDF acquisition, and a loss on litigation settlement of $965,065. These increases were offset by decreases of $364,086 related to the decrease in fair value of the derivative liabilities and a change of $881,066 in deferred income taxes. In addition, we had a net cash inflow related to working capital totaling $1,032,044 for the six months ended June 30, 2011 as compared to a net cash inflow of $359,689 for the six months ended June 30, 2010.

          Cash flows used in investing activities for the six months ended June 30, 2011 were $2,824,490 compared to cash provided of $751,748 for the six months ended June 30, 2010, and consisted primarily of cash used to acquire property, plant, and equipment totaling $4,020,154, offset by proceeds from the sale of property, plant, and equipment totaling $1,195,664, both within our Oilfield Services segment. For the six months ended June 30, 2010, cash provided by investing activities consisted primarily of proceeds from the sale of oil and gas properties totaling $859,408 offset by cash used to invest in unconsolidated subsidiaries of $105,500.
          Cash flows provided by financing activities were $352,935 for the six months ended June 30, 2011 consisted primarily of borrowings on notes payable, which was offset by repayment of financing arrangements and the issuance of warrants related to the PPM. In addition, during the six months ended June 30, 2011, we received proceeds totaling $369,470 from the sale of additional shares of the Series A Convertible Preferred Stock. We also received proceeds totaling $936,000 from the issuance of 9% convertible debentures.
Off-Balance Sheet Arrangements
          We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies
          Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of 2011.
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
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The effect of such weaknesses on our disclosure controls and procedures, as well as the initial remediation actions taken and planned, are described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2010.
Remediation and Changes in Internal Controls
          We developed and are in the process of implementing remediation plans to address our material weaknesses. In the six months ended June 30, 2011, the following specific remedial actions have been put in place:
•	Established and filled the position of Vice President — Finance with experience in complex financial, accounting, and reporting matters and responsibilities over accounting operations, treasury, internal controls, and external SEC reporting;

•	Established and filled the position of Senior Controller of Accounting Operations and Consolidations with experience in complex financial and accounting matters with responsibilities over accounting operations, certain treasury functions, and internal controls;
•	Implemented additional period-end accounting close procedures and developed a project plan utilizing internal resources to support the re-design of our consolidation process; and

•	Engaged an outside consultant to assist us in tax accounting and reporting and to support and assist in the execution of our remediation plans.
          As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the consolidated financial statements as of and for the three and six months ended June 30, 2011, fairly present in all material respects the financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.
          Other than as described above, there have not been any other changes in our internal control over financial reporting in the six months ended June 30, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
Item 1. Legal Proceedings
          Other than ordinary routine litigation incidental to our business, certain additional material litigation follows:
          On August 26, 2010, two suits were filed by Kevin Audrain and Lori Audrain d/b/a Drain Oil Company (“Plaintiffs”) against NYTEX Energy, one as Cause No. 39360 in the 84th District Court in Hutchinson County, Texas, and the other as Cause No. 10-122 in the 69th District Court in Moore County, Texas. Both suits were filed by Plaintiffs and both relate to 75.0% of certain producing oil and gas leaseholds in those counties of the Texas panhandle (the “Panhandle Field Producing Property”). On August 1, 2009, NYTEX Petroleum acquired and assumed operations of the Panhandle Field Producing Property from Plaintiffs. The Plaintiffs allege that NYTEX Petroleum did not engage in a well re-completion (refrac) operation as required by the purchase document between Plaintiffs and NYTEX Petroleum (the “Purchase Document”). As a result of this alleged lack of performance, Plaintiffs believe they are entitled to pursue repurchase of the Panhandle Field Producing Property in accordance with a buyback provision set forth in the Purchase Document. The Company believed that NYTEX Petroleum had performed as required. The Company had filed answers to both suits. On May 9, 2011, effective May 1, 2011, the Company entered into a Compromise Settlement Agreement and Release of All Claims agreement (the “Settlement”) with the Plaintiffs whereby all parties reached a full and final settlement of all claims to both lawsuits. In exchange for the release of all claims to both suits, concurrent with the Settlement, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the Plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the three months ended March 31, 2011.
Item 1A. Risk Factors
Risk factors relating to our operations
     We are in default under our senior debt facility, our mezzanine debt agreement and a put option relating to our mezzanine debt. If we are unable to reach an agreement with the holders of these obligations to resolve the defaults, they can exercise remedies which ultimately could require us to curtail or cease our operations.
          On April 13, 2011, we received a letter from PNC Bank, National Association (“PNC”), as lender, notifying us of the occurrence and continued existence of certain events of default under our senior debt facility, in particular, breach of a fixed charge coverage ratio and breach of our reporting requirements. We are currently in negotiations with PNC to obtain a waiver of the defaults. However, there are no assurances that we will be successful in our negotiations with PNC. Because we are in default under the senior debt facility, PNC may at any time exercise any of its remedies under the facility, which include acceleration of the amounts owed, which we may not have the ability to pay. If the debt is accelerated and we are unable to pay, we could experience materially higher interest expenses, and PNC could seek to satisfy the debt by foreclosing on its liens on some or all of our assets, which are security under the facility, or could pursue other legal action. Any such action may require us to curtail or cease our operations.
          On April 14, 2011 we received a letter from WayPoint Nytex, LLC (“WayPoint”), as mezzanine lender, stating we are in default of the Preferred Stock and Warrant Purchase Agreement among us, Acquisition Inc. and WayPoint (“WayPoint Purchase Agreement”), for defaults similar to the PNC defaults plus our failure to pay dividends when due and, therefore, that WayPoint now has the right to exercise the Control Warrant, as described on page 7. If WayPoint exercises the Control Warrant, it would own 51% of our outstanding Common Stock. We are currently in negotiations with WayPoint to obtain a waiver and modify the WayPoint Purchase Agreement. However, there are no assurances that we will be successful in our negotiations with WayPoint.
          In addition to being in default under the WayPoint Purchase Agreement, on May 4, 2011, WayPoint provided us with formal written notice (“Put Notice”) of its election to cause us to repurchase all securities that WayPoint acquired in connection with the WayPoint Purchase Agreement for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. These securities are enumerated more fully described under (i) the Risk Factor entitled “The WayPoint Control Warrant allows for a change in control,” on page 7 herein, (ii) the Risk Factor entitled “The WayPoint Warrants possess full anti-dilution provisions, and may result in a duplication of dilution,” and (iii) “Transactions with Related Parties and Control Persons.” We did not and do not have the funds available to repurchase these securities, but continue to negotiate with WayPoint to remedy the defaults and resolve WayPoint’s demands in the Put Notice. However, there are no assurances that we will be successful in these negotiations, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint

Purchase Agreement including the exercise of their Purchaser and Control Warrants, which would provide WayPoint with ownership of a majority of our outstanding Common Stock, and thereby give WayPoint significant control over our board of directors and operations. Alternatively, WayPoint could initiate collection efforts regarding our failure to pay dividends and repurchase the securities.
     By virtue of having the right, and having exercised the right, to designate a majority of the board of directors of our subsidiary, Acquisition Inc., WayPoint may be deemed to have control over Acquisition Inc. and its subsidiaries, including FDF, our significant operating subsidiary. WayPoint also holds the sole outstanding share of our Series B Preferred Stock, entitling it to increase the size of our board of directors and to designate a majority of our board. While members of a board of directors owe fiduciary duties to all stockholders, WayPoint has interests that are in addition to, or different from the interests of our stockholders generally and that create potential conflicts of interest.
          In exchange for WayPoint’s $20 million investment that was used to finance our acquisition of FDF, our newly created subsidiary Acquisition Inc. issued WayPoint 20,750 shares of Senior Series A Redeemable Preferred Stock. Acquisition Inc. is the sole owner of Francis Oaks, LLC, which in turn wholly owns FDF. As long as any such shares are outstanding, the holders of such shares, voting as a single class, are entitled to elect two members to the board of Acquisition Inc. Upon the occurrence of a default, as defined in the WayPoint Purchase Agreement, and as more fully described under the Risk Factor entitled “The WayPointControl Warrant allows for a change in control,” that remains uncured for 75 days, the holders of a majority of shares of Senior Series A Redeemable Preferred Stock may increase the number of directors constituting the board of directors of Acquisition Inc. up to that number that would give such holders control of a majority of the board, and to designate such additional directors. On May 9, 2011, WayPoint notified Acquisition Inc. that, because of the continuing occurrences of default, it elected to increase the board from four members to five, and designated Mr. J.J. Schickel, Jr. to fill this newly created vacancy. Mr. Schickel served in this capacity until May 20, 2011, when WayPoint replaced Mr. Schickel with Mr. Lee Buchwald. As of June 30, 2011, the board of Acquisition Inc. included Michael Galvis, Kenneth K. Conte, John Henry Moulton (a WayPoint designee), Thomas Drechsler (a WayPoint designee) and Mr. Buchwald (a WayPoint designee). While members of a board of directors owe fiduciary duties to all stockholders, WayPoint has interests that are in addition to, or different from the interests of our stockholders generally and that create potential conflicts of interest.
          The newly-constituted board of Acquisition, Inc. has taken action to change the officers and directors of some of our subsidiaries. On May 10, 2011, the board of Acquisition Inc. voted to remove Michael Galvis as president and Kenneth Conte as chief financial officer, treasurer and secretary of both Oaks and FDF and replace them with Mike Francis as president and Jude Gregory as chief financial officer, treasurer and secretary. Also on May 10, 2011, the board of Acquisition Inc. voted to remove all directors and managers, as applicable, of Oaks and FDF, and replace them with Messrs. Moulton, Drechsler, Galvis, Schickel and Conte as the sole directors and managers, as applicable. Mr. Schickel served in this capacity until May 20, 2011, when WayPoint replaced Mr. Schickel with Mr. Lee Buchwald.
          As holder of our one outstanding share of Series B Preferred Stock, and because of the continued breaches under the WayPoint Purchase Agreement, WayPoint has the right to increase size of our board of directors up to that number that would give WayPoint the right to appoint a majority of our board, and to designate such additional directors. While initially WayPoint appointed two directors to our board, they subsequently resigned. As of the date of this prospectus, WayPoint has no designees serving on our board of directors.
     Our independent auditors have expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing.
          The continuation of our business is dependent upon us resolving the defaults under our loan agreements, raising additional financial support, and maintaining profitable operations. The issuance of additional equity securities by us could result in a substantial dilution in the equity interests of our current stockholders. If we should fail to continue as a going concern, you may lose all or a part of the value of your entire investment in us.
          Due to the uncertainty of our ability to meet our current operating expenses and the defaults under our loan agreements noted above, in their report on the annual financial statements for the years ended December 31, 2010 and 2009, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern.
          Our continuation as a going concern is dependent upon our attaining and maintaining profitable operations, resolving the defaults under certain of our loan agreements, and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

     Our indebtedness and other payment obligations could restrict our operations and make us more vulnerable to adverse economic conditions.
          We now have, and expect to continue to have, a significant amount of indebtedness. Our outstanding indebtedness consists of a senior credit facility, the Debentures, and dividends payable on our Series A Preferred Stock and on the Senior Series A Redeemable Preferred Stock of Acquisition Inc. As of June 30, 2011, we owed $17,939,025 under our senior credit facility, $2,035,000 under the Debentures and dividends of $1,452,500 on the Senior Series A Redeemable Preferred Stock of Acquisition Inc. and $267,530 on our Series A Preferred Stock. Additionally, the election of WayPoint to exercise its put right requires that we repurchase their securities for $30 million. We do not have the funds available to satisfy these obligations. Our current and future indebtedness and other obligations could have important consequences. For example, those levels of indebtedness could:
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
          We also have other put or redemption obligations that may restrict the funds that we can devote to operations. The holder of the Senior Series A Redeemable Preferred Stock has the right to have Acquisition Inc. redeem such shares after the third anniversary of issuance thereof at a redemption price equal to 104% of the Stated Amount, and at a redemption price equal to 103% of the Stated Amount 48 months after the date of issuance thereof to May 23, 2016, together, in either case, with all dividends, declared and unpaid thereon through the redemption date.
          After the earliest to occur of (a) a Change of Control, (b) an occurrence of a Default that remains uncured for seventy-five days; provided, however, that payment to the holders of the Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of a Default shall be considered a cure of a Default, and (c) May 23, 2016, Acquisition Inc. is required to redeem the Senior Series A Redeemable Preferred Stock at 100% of the Stated Amount, together with all accrued and unpaid dividends thereon as of the redemption date. If Acquisition Inc. is required to redeem these shares, and we or it does not have available funds, we may have to curtail or cease operations.
     We need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.
          We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under either the Senior Facility, our Preferred Stock, or the WayPoint Purchase Agreement. However, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures, through the sale of selected assets deemed unnecessary to our business, and improvements to results from operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. We cannot assure you that any additional equity sales or financing will be available in amounts or on terms acceptable to us, if at all. The sale of additional equity securities could result in additional dilution to our stockholders and result in a significant reduction of your percentage interest in us. The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financing covenants that would further restrict our operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.
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
          The deterioration in the global economic environment since 2008 has caused the oilfield services industry to cycle into a downturn, and the rate at which it may continue to improve, or return to former levels, is uncertain. Those adverse changes in capital markets and declines in prices for oil and gas caused many oil and gas producers to announce reductions in capital budgets for future periods. In the last part of 2008, oil and gas prices declined rapidly, resulting in decreased drilling activities. During the second half of 2009, oil prices began to increase and remained relatively stable through the latter half of 2010 and into 2011, which has resulted in increases in drilling activities, and have been increasingly expanding in the oil-driven markets. However, natural gas prices continued to decline significantly through most of 2009 and remained depressed throughout 2010 and into 2011, which resulted in decreased activity in the natural gas-driven markets. Limitations on the availability of capital, or higher costs of capital, for financing expenditures have caused and may continue to cause these and other oil and gas producers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending may curtail drilling programs as well as discretionary spending on well services, which could result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. As a result of these conditions, our customers’ spending patterns have become increasingly unpredictable, making it difficult for us to predict our future operating results. Additionally, any of these conditions or events could adversely affect our operating results.
     If oil and gas prices remain volatile, or decline, the demand for our services could be adversely affected.
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
          We may not be able to find enough skilled labor to meet our needs, which could limit our growth. Our business activity historically decreases or increases with the price of oil and gas. We may have problems finding enough skilled and unskilled laborers in the future if the demand for our services increases. If we are not able to increase our service rates sufficiently to compensate for wage rate increases, we may not be able to hire and retain the necessary skilled labor to perform our services.
          Other factors may also inhibit our ability to find enough workers to meet our employment needs. Our services require skilled workers who can perform physically demanding work. As a result of our industry volatility and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. We believe that our success is dependent upon our ability to continue to employ and retain skilled technical personnel. Our inability to employ or retain skilled technical personnel may adversely affect our ability to complete our ongoing projects or engage new business in the future, which generally could have a material adverse effect on our operations.
     Our success depends on key members of our management, the loss of any of whom could disrupt our business operations.
          We depend to a large extent on the services of some of our executive officers. The loss of the services of Michael K. Galvis, our President and Chief Executive Officer, Kenneth K. Conte, our Executive Vice President and Chief Financial Officer, and Michael G. Francis, President and Chief Executive Officer of FDF, Jude Gregory, Chief Financial Officer of FDF, or other key personnel could disrupt our operations. Although we have entered into employment agreements with the executives mentioned above, and certain other executive officers that contain, among other provisions, non-compete agreements, we may not be able to retain the executives past the terms of their employment agreements or enforce the non-compete provisions in the employment agreements.
     Our operations are subject to inherent risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.
          Our operations are subject to hazards inherent in the oil and gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires and oil spills. These conditions can cause:
          •   personal injury or loss of life;
          •   damage to or destruction of property and equipment (including the collateral securing our indebtedness) and the environment;
          •   suspension of our operations; and
          •   lost profits.
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
          We maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As such, not all of our property is insured. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party data and historical claims history. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in the future our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

     We are subject to federal, state and local regulations regarding issues of health, safety and protection of the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in these laws and government regulations could increase our costs of doing business.
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
Risk factors relating to an investment in our securities
     The WayPoint Warrants possess full anti-dilution provisions, and may result in a duplication of dilution.
          The warrant we issued to WayPoint in connection with the financing of the FDF Acquisition to purchase up to 35% of the outstanding shares of our Common Stock (“Purchaser Warrant”) provides anti-dilution protection so that the number of shares that may be purchased pursuant to the Purchaser Warrant, each at $0.01 per share, shall be equal to 35% of the then outstanding shares of our Common Stock on a fully-diluted basis, as measured at the time of full exercise of the Purchaser Warrant. WayPoint also holds an additional warrant (“Control Warrant” and collectively with the Purchaser Warrant, the “WayPoint Warrants”) to purchase a sufficient number of shares of our Common Stock so that, measured at the time of exercise, the number of shares of Common Stock issued or issuable pursuant to the WayPoint Warrants represents 51% of our outstanding Common Stock on a fully-diluted basis. The exercise price of both WayPoint Warrants is $0.01 per share. The Control Warrant is exercisable only if certain default conditions exist. Because of these anti-dilution provisions, each time we issue additional shares of its Common Stock, for whatever reason, the number of shares of Common Stock issuable upon exercise of the WayPoint Warrants automatically increases. In the event one or both of the WayPoint Warrants is exercised, it will substantially dilute the ownership interests of all other holders of our Common Stock, from both a voting and economic perspective. As discussed above, as of the date of this prospectus, the Control Warrant is exercisable.
          The Control Warrant may also become exercisable after the Purchaser Warrant has been fully exercised and WayPoint has disposed of all shares of Common Stock acquired pursuant to that warrant. Based on the current number of shares outstanding, the Purchaser Warrant could be exercised for approximately 13,000,000 shares of Common Stock. Assuming that the Control Warrant becomes exercisable and all of the shares acquired upon exercise of the Purchaser Warrant are disposed of by the holder before the Control Warrant is exercised, the Control Warrant would be exercisable for 51% of our Common Stock, which currently would result in the issuance of approximately an additional 28,700,000 shares of Common Stock to WayPoint and result in the total number of shares of Common Stock outstanding exceeding 76,000,000 shares. Thus, the Purchaser Warrant and the Control Warrant could result in duplicative dilution.
     Exercise of the WayPoint Control Warrant would result in a change in control.
          The Control Warrant becomes exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the occurrence of a Default (defined below) that remains uncured for seventy-five days; provided, that payment to the holders of Senior Series A Redeemable Preferred Stock of our subsidiary Acquisition Inc. of all amounts owing to them as a result of a Default shall be considered a cure of a Default; (ii) the date on which a Change of Control (defined below) occurs, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms; (iii) seventy-five days after the date on which the third Default has occurred within a consecutive twelve-month period; and (iv) May 23, 2016, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms (the “Default Conditions”). The term “Default” includes 14 categories of events, which are listed in Section 11.1 of the WayPoint Purchase Agreement and which list includes, among other events, (i) the failure of Acquisition Inc. to timely make a redemption payment to holders of the Senior Series A Redeemable Preferred Stock, (ii) the failure of Acquisition Inc. to timely make a dividend payment to holders of the Senior Series A Redeemable Preferred Stock, (iii) our failure or the failure of Acquisition Inc. to perform covenants in the WayPoint Purchase Agreement, (iv) our failure to meet a fixed-charge coverage ratio, leverage ratio or minimum EBITDA test in the WayPoint Purchase Agreement; (v) we or any of our subsidiaries becomes in default on other indebtedness, individually or in the aggregate, in excess of $250,000; (vi) we, Acquisition Inc., Francis Oaks, LLC, FDF or any FDF subsidiary (the “Francis Group”) becomes subject to bankruptcy or receivership proceedings, (vii) a judgment or judgments is entered against is entered against us, Acquisition Inc. or Francis Group in excess of $1,000,000, and such judgment is not satisfied; (viii) we, Acquisition Inc. or Francis Group breaches a representation or warranty in the WayPoint Purchase Agreement or the documents related thereto; (ix) a Change of Control occurs; and (x) certain liabilities in excess of $250,000 arise under ERISA. “Change of Control” means (i) a sale of shares of our stock, Acquisition Inc. or Francis Group, or a merger involving any of them, as a result of which holders of the voting capital stock of the applicable entity immediately prior to such transaction do not hold at least 50% of the voting power of the applicable entity or the resulting or surviving entity or the acquiring entity; (ii) a disposition of all or substantially all of our assets, Acquisition Inc. or Francis Group; (iii) a voluntary or involuntary liquidation, dissolution or winding up by us, Acquisition Inc. or Francis Group; (iv) either Michael K. Galvis or Michael G. Francis shall sell at least five percent (5%) of our equity held by them immediately prior to such sale; (v) Michael K. Galvis ceases to be our Chief Executive Officer and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be our Chief Executive Officer and is not replaced by a candidate suitable to WayPoint within 30 days; or (vi) Michael G. Francis ceases to be the Chief Executive Officer of FDF and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be the Chief Executive Officer of the FDF and is not replaced by a candidate suitable to WayPoint within 30 days. As stated in more detail above, certain of the Default Conditions have occurred, and the Control Warrant is, as of the date of this prospectus, exercisable.
     The issuance of shares of Common Stock upon conversion of the convertible debentures and Series A Preferred Stock, as well as upon exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.
          If the market price per share of our Common Stock at the time of conversion of our Convertible Debentures or Series A Preferred Stock and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these derivative securities, conversion or exercise of these derivative securities would have a dilutive effect on our Common Stock. As of June 30, 2011, we had (i) outstanding 12% convertible debentures which are convertible into an aggregate of 1,356,667 shares of our Common Stock at a conversion price of $1.50 per share, (ii) 6,000,000 shares of Series A Preferred Stock which are convertible into an aggregate of 6,000,000 shares of our Common Stock at $1.00 per share, (iii) warrants to purchase 2,230,000 shares of our Common Stock at an exercise price of $2.00 per share of our Common Stock and (iv) outstanding 9% convertible debentures issued by NYTEX Petroleum which are convertible into an aggregate 586,506 shares of Common Stock at a conversion price of $2.00 per share (the “NYTEX Petroleum Convertible Debentures”). Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our Common Stock, which may result in additional dilution of the existing ownership interests of our Common Stockholders.
     The terms of our indebtedness to PNC and our transaction with WayPoint restrict our operations.
          We need consent from PNC and WayPoint to engage in certain activities, including, but not limited to, incurring further indebtedness, granting any liens on our assets, disposing of our assets, entering into mergers, or conducting acquisitions. If appropriate consents cannot be obtained from PNC and WayPoint, we may not be able to pursue capital-

raising transactions or acquisitions that we believe are in our best interests and those of our stockholders.
     We are subject to the reporting requirements of federal securities laws, compliance with which is expensive.
          We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we were a privately held company.
     Our compliance with the Sarbanes Oxley Act and SEC rules concerning internal controls will be time consuming, difficult, and costly.
          As a reporting company, it will be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s requirements regarding internal controls, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly traded companies to obtain.
     If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act could be impaired, which could cause the market price of our Common Stock to decrease substantially.
          We have committed limited personnel and resources to the development of the external reporting and compliance obligations that are required of a public company. We have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with being a public company, when and as such requirements become applicable to us. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems, or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our Common Stock to decline substantially.
     Our stock price may be volatile, which may result in losses to our stockholders.
          Domestic and international stock markets often experience significant price and volume fluctuations especially in times of economic uncertainty. In particular, the market prices of companies quoted on the Over-The-Counter Bulletin Board, where our shares of Common Stock are quoted, generally has been very volatile and has experienced sharp share-price and trading-volume changes. The public trading price of our Common Stock is likely to be volatile and could fluctuate widely in response to the following factors, some of which are beyond our control:
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
          •   future sales of our Common Stock; and
          •   general economic and political conditions.
          The market price for our Common Stock may be particularly volatile given our status as a smaller reporting company with a presumably small and thinly-traded “float.” You may be unable to sell your Common Stock at or above your purchase price if at all, which may result in substantial losses to you.
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
          We cannot predict the extent to which an active public trading market for our Common Stock will develop or be sustained due to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume. Even if we come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company as currently constituted such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Common Stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.
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
     We do not anticipate paying any dividends.
          We presently do not anticipate that we will pay any dividends on any of our Common Stock in the foreseeable future. The payment of dividends on our Common Stock, if any, would be contingent upon our revenues, earnings, capital requirements, and our general financial condition. We will pay dividends on our Common Stock only if and when declared by our board of directors. The ability of our board of directors to declare a dividend is subject to restrictions imposed by Delaware law and under our financing arrangements, including our Series A and Series B Preferred Stock. Additionally, we may not pay a dividend on our Common Stock until we are current in dividends payable on our Series A Preferred Stock, as discussed more fully above under the Risk Factor, “Our indebtedness and other payment obligations could restrict our operations and make us more vulnerable to adverse economic conditions.” In determining whether to declare dividends, our board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.
Other risk factors
     Reserve data of our oil and gas operations are estimates based on assumptions that may be inaccurate.
          There are uncertainties inherent in estimating natural gas and oil reserves and their estimated value, including many factors beyond our control as producer. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner and is based on assumptions that may vary considerably from actual results.
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
Item 3. Defaults Upon Senior Securities
          None
Item 4. (Removed and Reserved)
Item 5. Other Information
          On April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default of our Senior Facility. In addition, on April 14, 2011, WayPoint provided us with a formal written notice of default under the WayPoint Purchase Agreement. The Senior Facility and WayPoint Purchase Agreement require that we comply with certain reporting and financial covenants, including, among other things, providing the lender and WayPoint, within set time periods, with financial information, notifying the lender and WayPoint of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our Senior Facility and WayPoint Purchase Agreement measured as of November 30, 2010 and February 28, 2011. Failure to meet the covenants under the respective agreements constitutes a default, leading to PNC Bank and WayPoint providing the formal written notices of default. However, neither PNC Bank nor WayPoint (see Put Notice below) commenced the exercise of any of their respective other rights and remedies, but expressly reserved all such rights. If PNC Bank were to exercise their rights and remedies under the Senior Facility, PNC could foreclose of its liens on the assets of FDF and Acquisition Inc. At June 30, 2011 and December 31, 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,939,025 and $17,752,723, respectively, and is, because of this default, reported within current liabilities on the consolidated balance sheets at June 30, 2011 and December 31, 2010.
          On May 4, 2011, WayPoint provided formal written notice (“Put Notice”) to us of its election to cause us to repurchase (i) warrants issued to WayPoint (“Warrants”) that, in the aggregate, allow WayPoint to purchase that number of shares of our common stock to equal 51% of our fully diluted capital stock then outstanding, (ii) the 20,750 shares of Senior Series A Redeemable Preferred Stock of Acquisition Inc. owned by WayPoint, and (iii) one share of our Series B Preferred Stock owned by WayPoint, for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. We did not have the funds available to satisfy this Put Notice in a timely manner, but continue to negotiate with WayPoint to remedy the defaults and resolve WayPoint’s demands in the Put Notice. As a result, WayPoint may seek certain remedies afforded to them under the WayPoint Purchase Agreement including the exercise of their Purchaser and Control Warrants. However, there are no assurances that we will be successful in these negotiations, and WayPoint has reserved all other rights, remedies, actions and powers to which WayPoint may be entitled.
          At June 30, 2011, the derivative liability related to the Purchaser and Control Warrants was $33,880,000 and is, because of this default, reported within current liabilities on the consolidated balance sheet as of June 30, 2011. We are currently in negotiations with PNC Bank and WayPoint to remedy the defaults which include management’s plans to enhance our current liquidity through delaying capital expenditures through the remainder of 2011 and improvements to the results of operations. However, there are no assurances that we will be successful in our negotiations with PNC Bank and/or WayPoint. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” for more information.
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
Michael K. Galvis
President and Chief Executive Officer

August 12, 2011

EXHIBIT INDEX

Exhibit	Document
2	Membership Interests Purchase Agreement by and among Registrant, Francis Drilling Fluids, Ltd., Francis Oaks, L.L.C. and the Members of Francis Oaks, L.L.C. dated November 23, 2010 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

3.1	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

3.2	Bylaws of Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

4.1	Form of Purchaser Warrant (filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Form of Control Warrant (filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.3	Form of Registration Rights Agreement between WayPoint Nytex, LLC and the Registrant dated November 23, 2010 (filed as Exhibit 10.8 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.4	Amended and Restated Certificate of Designation in respect of Senior Series A Redeemable Preferred Stock (filed as Exhibit 10.9 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.5	Amended and Restated Certificate of Designation in respect of Senior Series B Redeemable Preferred Stock (filed as Exhibit 10.10 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

10.1	Indemnification Agreement between the Company and Thomas Drechsler, dated November 23, 2010 (filed as Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form S-1filed July 13, 2011 and incorporated herein by reference)

10.2	Indemnification Agreement between the Company and John Henry Moulton, dated November 23, 2010 (filed as Exhibit 10.22 to the Registrant’s Amendment No. 1 to Form S-1filed July 13, 2011 and incorporated herein by reference)

10.3	Indemnification Agreement between the Company and Jonathan Rich, dated April 1, 2011 (filed as Exhibit 10.23 to the Registrant’s Amendment No. 1 to Form S-1filed July 13, 2011 and incorporated herein by reference)

10.4	Indemnification Agreement between the Company and Michael K. Galvis, dated April 1, 2011 (filed as Exhibit 10.24 to the Registrant’s Amendment No. 1 to Form S-1filed July 13, 2011 and incorporated herein by reference)

10.5	Indemnification Agreement between the Company and William Brehmer, dated April 1, 2011 (filed as Exhibit 10.25 to the Registrant’s Amendment No. 1 to Form S-1filed July 13, 2011 and incorporated herein by reference)

10.6	Indemnification Agreement between the Company and Michael G. Francis, dated April 14, 2011 (filed as Exhibit 10.26 to the Registrant’s Amendment No. 1 to Form S-1filed July 13, 2011 and incorporated herein by reference)

Exhibit	Document
10.7	Indemnification Agreement between the Company and Kenneth K. Conte, dated April 1, 2011 (filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1filed July 13, 2011 and incorporated herein by reference)

10.8	Form of Amendment to 12% Convertible Debenture issued by the Company to holders thereof dated February 8, 2011 (filed as Exhibit 10.28 to the Registrant’s Amendment No. 1 to Form S-1filed July 13, 2011 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

99.1	Put Election Notice, dated May 4, 2011, from WayPoint Nytex, LLC to the Company (filed as Exhibit 99.1 to the Company’s Form 8-K filed May 10, 2011 and incorporated herein by reference)

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

***	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.