Form 10-Q
period 2011-09-30
NYTEX Energy Holdings, Inc.
filed 2011-11-21
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
Commission File Number: 53915
NYTEX ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1080045 (I.R.S. Employer Identification No.)

12222 Merit Drive, Suite 1850 Dallas, Texas (Address of principal executive offices)	75251 (Zip Code)
972-770-4700
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2011, the registrant had 27,367,936 shares of common stock outstanding.

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

PART I
Item 1. Financial Statements
NYTEX ENERGY HOLDINGS, INC.
Consolidated Balance Sheets

	September 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$63,207	$209,498
Accounts receivable, net	15,868,440	12,230,782
Inventories	1,348,636	1,237,149
Prepaid expenses and other	3,664,066	2,028,968
Deferred tax asset, net	—	13,487

Total current assets	20,944,349	15,719,884

Property, plant, and equipment, net	42,429,393	45,156,873
Other assets:
Deferred financing costs	1,717,197	2,014,561
Intangible assets, net	13,203,036	14,322,604
Goodwill	4,748,653	4,558,394
Deposits and other	122,164	169,752

Total assets	$83,164,792	$81,942,068

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,520,750	$7,907,001
Accrued expenses	3,441,804	3,327,030
Revenues payable	5,835	36,345
Wells in progress	502,106	403,415
Deferred revenue	46,665	46,665
Derivative liabilities — current portion	33,890,000	32,554,826
Debt — current portion	23,671,190	22,516,398

Total current liabilities	73,078,350	66,791,680

Other liabilities:
Debt	2,613,347	1,127,980
Senior Series A redeemable preferred stock	3,227,778	398,232
Derivative liabilities	702	1,573,560
Asset retirement obligations	—	50,078
Deferred tax liabilities	12,646,702	14,215,838

Total liabilities	91,566,879	84,157,368

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, Series A convertible, $0.001 par value; 10,000,000 shares authorized; 5,761,028 and 5,580,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5,761	5,580
Preferred stock, Series B, $0.001 par value; 1 share authorized; 1 share issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,314,368 and 26,219,665 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	27,314	26,219
Additional paid-in capital	25,828,866	24,750,200
Accumulated deficit	(34,264,028)	(26,997,299)

Total stockholders’ deficit	(8,402,087)	(2,215,300)

Total liabilities and stockholders’ deficit	$83,164,792	$81,942,068

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Oilfield services	$20,718,655	$—	$56,121,485	$—
Drilling fluids	2,707,156	—	7,333,898	—
Oil and gas	40,796	439,210	332,022	679,457
Other	140,674	1,299	271,164	2,922

Total revenues	23,607,281	440,509	64,058,569	682,379

Operating expenses:
Cost of goods sold — drilling fluids	679,728	—	2,148,044	—
Oil & gas lease operating expenses	9,313	18,618	66,157	84,732
Depreciation, depletion, and amortization	2,236,113	22,050	6,597,544	42,927
Selling, general, and administrative expenses	20,539,809	1,300,696	56,415,964	2,272,054
Loss on litigation settlement	—	—	965,065	—
(Gain) loss on sale of assets, net	5,772	111,971	(16,878)	(466,902)

Total operating expenses	23,470,735	1,453,335	66,175,896	1,932,811

Income (loss) from operations	136,546	(1,012,826)	(2,117,327)	(1,250,432)

Other income (expense):
Interest income	843	24	1,229	234
Interest expense	(1,375,513)	(83,043)	(3,722,126)	(176,504)
Change in fair value of derivative liabilities	(8,699)	—	355,387	—
Accretion of preferred stock liability	(943,181)	—	(2,829,545)	—
Equity in loss of unconsolidated subsidiaries	—	(76,305)	—	(316,908)
Loss on sale of unconsolidated subsidiary	—	(870,750)	—	(870,750)
Other	35,983	—	18,283	—

Total other income (expense)	(2,290,567)	(1,030,074)	(6,176,772)	(1,363,928)

Loss before income taxes	(2,154,021)	(2,042,900)	(8,294,099)	(2,614,360)

Income tax benefit	693,321	—	1,426,806	—

Net loss	(1,460,700)	(2,042,900)	(6,867,293)	(2,614,360)
Preferred stock dividends	(131,906)	—	(399,436)	—

Net loss to common stockholders	$(1,592,606)	$(2,042,900)	$(7,266,729)	$(2,614,360)

Net loss per share, basic and diluted	$(0.06)	$(0.10)	$(0.27)	$(0.13)

Weighted average shares outstanding, basic and diluted	26,940,633	19,728,928	26,481,719	19,394,022

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Series A Convertible		Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Total
Balance at December 31, 2009	—	$—	—	$—	19,129,123	$19,129	$7,911,434	$(7,293,154)	$637,409
Issuance of common stock and warrants					614,201	615	851,212		851,827

Shares to be issued at maturity of loan					59,375	59	(59)		—
Net loss								(2,614,360)	(2,614,360)

Balance at September 30, 2010	—	$—	—	$—	19,802,699	$19,803	$8,762,587	$(9,907,514)	$(1,125,124)

Balance at December 31, 2010	5,580,000	$5,580	1	$—	26,219,665	$26,219	$24,750,200	$(26,997,299)	$(2,215,300)
Issuance of Series A Convertible Preferred Stock	420,000	420					369,050		369,470
Shares issued for share-based compensation and services					177,417	178	700,498		700,676
Shares issued for debt converted					76,667	77	114,922		114,999
Shares issued for warrants exercised					504,124	504	12,733		13,237
Issuance of warrant derivative							(118,440)		(118,440)
Shares of Preferred Stock issued for warrants exercised	97,523	97					(97)		—
Preferred Stock converted to common shares	(336,495)	(336)			336,495	336	—		—
Dividend declared								(399,436)	(399,436)
Net loss								(6,867,293)	(6,867,293)

Balance at September 30, 2011	5,761,028	$5,761	1	$—	27,314,368	$27,314	$25,828,866	$(34,264,028)	$(8,402,087)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,867,293)	$(2,614,360)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	6,597,544	42,927
Equity in loss of unconsolidated subsidiaries	—	316,908
Bad debt expense	159,213	—
Share-based compensation	700,676	507,520
Deferred income taxes	(1,555,649)	—
Accretion of discount on asset retirement obligations	(50,078)	3,125
Amortization of debt discount	134,121	—
Amortization of deferred financing fees	297,364	38,892
Accretion of Senior Series A redeemable preferred stock liability	2,829,545	—
Change in fair value of derivative liabilities	(355,387)	—
Loss on litigation settlement	965,065	—
(Gain) loss on sale of assets, net	(16,878)	403,848
Change in working capital:
Accounts receivable	(3,796,871)	(196,925)
Inventories	(111,487)	—
Prepaid expenses and other	(1,587,510)	(151)
Accounts payable and accrued expenses	3,138,829	(92,753)
Other liabilities	68,181	138,896

Net cash provided by (used in) operating activities	549,385	(1,452,073)

Cash flows from investing activities:
Investments in oil and gas properties	—	(2,160)
Investments in unconsolidated subsidiaries	—	(108,500)
Additions to property, plant, and equipment	(4,997,362)	—
Proceeds from sale of property, plant, and equipment	1,298,679	859,408
Proceeds from sale of unconsolidated subsidiaries	—	400,000

Net cash provided by (used in) investing activities	(3,698,683)	1,148,748

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	12,500	181,100
Proceeds from the issuance of Series A convertible preferred stock	369,470	—
Proceeds from the issuance of 9% convertible debentures	936,000	—
Borrowings under revolving credit facility	63,120,440	—
Payments under revolving credit facility	(63,401,026)	—
Borrowings under notes payable	3,883,773	1,509,791
Payments on notes payable	(1,918,150)	(629,895)

Net cash provided by financing activities	3,003,007	1,060,996

Net increase (decrease) in cash and cash equivalents	(146,291)	757,671
Cash and cash equivalents at beginning of year	209,498	18,136

Cash and cash equivalents at end of year	$63,207	$775,807

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1. NATURE OF BUSINESS
          NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with operations centralized in two subsidiaries, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of crude oil and natural gas reserves, and Francis Drilling Fluids, Ltd., (“Francis Drilling Fluids,” or “FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, transportation, storage and handling of liquid and dry drilling products, and equipment rental for the oil and gas industry. On November 23, 2010, through our newly-formed subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), we acquired 100% of the membership interests of New Francis Oaks, LLC, formerly Francis Oaks, LLC (“Oaks”) and its wholly-owned operating subsidiary, FDF (together with Oaks, the “Francis Group”). The Francis Group has no other assets or operations other than FDF (See Note 4). NYTEX Energy and subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” and “our.”
     Liquidity, Events of Default, and Waiver
          Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our senior revolving credit and term loan facility (“Senior Facility”) with PNC Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the loan agreement constituted a default and on April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of its other rights and remedies.
          On November 3, 2011, we entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver (“First Amendment”) with PNC Bank. The effective date of the Amendment and Waiver is November 1, 2011 (“First Amendment Effective Date”). The First Amendment amends the existing Senior Facility with PNC Bank. Pursuant to the First Amendment, PNC Bank waived each of the existing events of default under the Senior Facility, including the breach of the fixed charge coverage ratio and the breach of the reporting requirement covenant. The First Amendment also amended the Senior Facility, to, among other things:
•	Require the Company to obtain third-party financing for certain unencumbered real property of FDF no later than 180 days following the First Amendment Effective Date;

•	Modify the calculation of the fixed charge coverage ratio covenant;

•	Set monthly limitations on capital expenditures;

•	Modify the limitations on distributions;

•	Modify the limitations on certain indebtedness;

•	Modify the limitations on certain transactions with affiliates and

•	Modify the timing and amount of any early termination fee.
          Due to cross-default provisions and other covenant requirements, we remained, as of September 30, 2011, in default under the Preferred Stock and Warrant Purchase Agreement (“WayPoint Purchase Agreement”) with WayPoint Nytex, LLC (“WayPoint”). The amounts reported on our consolidated balance sheet as of September 30, 2011 and December 31, 2010 related to the WayPoint Purchase Agreement include a derivative liability totaling $33,890,000 and $32,554,826, respectively, which are reported as current liabilities on our consolidated balance sheets. In addition, accrued expenses at September 30, 2011 include $2,371,264 of accrued and unpaid dividends on the Senior Series A Redeemable Preferred Stock. As a result, WayPoint became entitled to seek certain remedies afforded to them under the WayPoint Purchase Agreement including the right to (i) exercise their Control Warrant, or (ii) exercise their put right.
          On May 4, 2011, WayPoint provided formal written notice (“Put Notice”) to us of its election to cause us to repurchase (i) warrants issued to WayPoint that, in the aggregate, allow WayPoint to purchase that number of shares of our common stock to equal 51% of our fully diluted capital stock then outstanding, (ii) the 20,750 shares of Senior Series A Redeemable Preferred Stock of Acquisition Inc. owned by WayPoint, and (iii) one share of our Series B Preferred Stock owned by WayPoint (the “WayPoint Securities”), for an aggregate purchase price of $30,000,000 within five business days

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
following the date of the Put Notice. We did not have the funds available to satisfy this Put Notice in a timely manner.
          On September 30, 2011, we entered into a Forbearance Agreement (the “Forbearance Agreement”) with WayPoint relating to WayPoint’s mezzanine debt financing to the NYTEX Parties made pursuant to the WayPoint Purchase Agreement. Pursuant to the Forbearance Agreement, WayPoint agreed to forbear from exercising its rights and remedies resulting from (i) events of default under the WayPoint Purchase Agreement and (ii) our failure to repurchase the WayPoint Securities for an aggregate purchase price of $30,000,000, as demanded by WayPoint in its May 4, 2011 Put Notice, which failure resulted in an additional event of default under the WayPoint Purchase Agreement.
          To induce WayPoint to enter into the Forbearance Agreement, we have agreed to, among other things, within 60 days after the effective date of the Forbearance Agreement, September 29, 2011 (the “Forbearance Effective Date”), recapitalize the Company (the “Recapitalization”) by effecting a repurchase of the WayPoint Securities for the aggregate purchase price equal to the sum of $32,371,264 as of September 30, 2011 (which sum reflects the $30,000,000 amount set forth in the Put Notice plus accrued interest on other WayPoint Securities), plus interest accruing at the default rate set forth in the WayPoint Purchase Agreement through the closing date of the Recapitalization (the “Closing”), plus payment of reasonable legal fees and disbursements incurred by WayPoint.
          WayPoint’s agreement to forbear ends on the earlier of 60 days after the Forbearance Effective Date, (the “Forbearance Period”) or the occurrence of a “Forbearance Default,” defined in the Forbearance Agreement. The term “Forbearance Default” includes nine categories of events, which are listed in Section 1(f) of the Forbearance Agreement and which list includes, among other events, the occurrence of any Default or Event of Default (without taking into account any grace or cure periods) under the WayPoint Purchase Agreement other than the Current Events of Default, and failure to comply with any term, condition or covenant in the Forbearance Agreement.
          To induce the Company to enter into the Forbearance Agreement, WayPoint agreed to, among other things, until the earlier to occur of the Closing or the termination of the Forbearance Period, forbear from exercising rights and remedies under the WayPoint Purchase Agreement, including but not limited to (1) exercising warrant rights to acquire a majority of our outstanding common stock, (2) effecting any change in our officers or directors, (3) taking any further action to enforce any of its rights under the WayPoint Purchase Agreement with respect to events of default, and (4) having its financial advisor actively and publicly market Acquisition Inc., Oaks, and FDF for sale to a third party.
          On November 14, 2011, WayPoint provided a formal written notice (“Forbearance Default”) that the Company was in default of Section 1(f)(iii) the Forbearance Agreement, which required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence of progress toward such a proposed recapitalization that is satisfactory to WayPoint at its sole discretion. As a result, WayPoint may seek certain remedies afforded to them under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. We continue to negotiate with WayPoint to waive the default or amend the Forbearance Agreement. On November 18, 2011, WayPoint provided a written formal notice that allows us to continue the ability to repurchase the WayPoint Securities at the amount stated in the Forbearance Agreement through December 8, 2011. Accordingly, we continue with our efforts to effect the Recapitalization and continue to evaluate financing alternatives. However, there are no assurances that the Company will be successful with the Recapitalization or in its negotiations with WayPoint, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled. Due to cross-default provisions, the default under the Forbearance Agreement constitutes a default under the First Amendment with PNC Bank.
          Accordingly, at September 30, 2011, and December 31, 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,472,137 and $17,752,723, respectively, and was, because of the default, reported within current liabilities on the consolidated balance sheet at September 30, 2011 and December 31, 2010.
          We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under either the Senior Facility or the WayPoint Purchase Agreement. We are currently evaluating long-term financing alternatives that would allow us to comply with the terms of the Forbearance Agreement and enhance our working capital position. Additionally, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures, through the sale of selected assets deemed unnecessary to our business, and improvements to results from operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.
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

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
          The interim financial data as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.
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
NOTE 3. INVENTORY
          Inventory consists of dry materials used in mixing oilfield drilling fluids and liquid drilling fluids mixed and ready for delivery to the drilling rig location. The dry materials are carried at the lower of cost or market, principally on the first-in, first-out basis. The liquid drilling materials are valued at standard cost which approximates actual cost on a first-in, first-out basis, not to exceed market value. Inventories amounted to $1,348,636 and $1,237,149 at September 30, 2011 and December 31, 2010, respectively, and are attributable to our Oilfield Services business.
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
          FDF is a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry. Headquartered in Crowley, Louisiana, FDF operates out of 22 locations in five U.S. states. Our acquisition of FDF makes us a more diversified energy company by providing a broader range of products and services to the oil and gas industry. FDF contributed revenues totaling $23,425,811 and $63,455,383 and loss before income taxes of $1,329,142 and $5,232,041 to our consolidated statement of operations for the three and nine months ended September 30, 2011, respectively.
          The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2010 for the nine months ended September 30, 2010:

Nine Months Ended
September 30, 2010
Revenue	$56,985,934
Net loss	$(2,289,366)
Net loss per share, basic and diluted	$(0.11)
NOTE 5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
          At September 30, 2011 and December 31, 2010, we had $4,748,653 and $4,558,394, respectively, of goodwill allocated to our oilfield services segment as a result of the acquisition of FDF in November 2010. Prior to the acquisition of FDF, we did not have any goodwill.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
          Intangible assets subject to amortization at September 30, 2011 and associated amortization expense for the nine months then ended is as follows:

	Gross		Net
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Expense
Non-compete agreements	$6,033,000	$(1,091,714)	$4,941,286	$982,543
Customer relationships	3,654,000	(152,250)	3,501,750	137,025

	$9,687,000	$(1,243,964)	$8,443,036	$1,119,568

          The non-compete agreement and customer relationship intangible assets have been allocated to our oilfield services segment and have estimated useful lives of 2.5 to 7 years for non-compete agreements and 20 years for the customer relationships. We also have trade name intangible assets associated with FDF that are not subject to amortization, which have a carrying balance of $4,760,000 as of September 30, 2011 and December 31, 2010. We did not have any such intangible assets prior to our acquisition of FDF.
          The estimated amortization for the remainder of 2011 and each of the next five fiscal years is as follows:

October 1 — December 31, 2011	$373,189
2012	1,492,757
2013	1,086,057
2014	795,557
2015	795,557
2016 and thereafter	3,899,919
NOTE 6. WAYPOINT TRANSACTION
          In connection with the FDF acquisition, on November 23, 2010, we, through our wholly-owned subsidiary, Acquisition Inc., entered into the WayPoint Purchase Agreement with WayPoint, an unaffiliated third party, whereby, in exchange for $20,000,001 cash, we issued to WayPoint (collectively, the “WayPoint Transaction”) (i) 20,750 shares of Acquisition Inc. 14% Senior Series A Redeemable Preferred Stock, par value of $0.001 and an original stated amount of $1,000 per share (“Senior Series A Redeemable Preferred Stock”), (ii) one share of NYTEX Energy Series B Preferred Stock, par value of $0.001 per share, (iii) a warrant to purchase at $0.01 per share up to 35% of the then outstanding shares of the Company’s common stock (“Purchaser Warrant”), and (iv) a warrant to purchase at $0.01 per share an additional number of shares of the Company’s common stock so that, measured at the time of exercise, the number of shares of common stock issued to WayPoint represents 51% of the Company’s outstanding common stock on a fully-diluted basis (“Control Warrant”). The Control Warrant is exercisable upon meeting certain conditions, as defined in the WayPoint Purchase Agreement.
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

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
          Due to the default under the WayPoint Agreement discussed below, the conditions to exercise the Control Warrant are deemed to have been met. Accordingly, we estimated the fair value of the Control Warrant at September 30, 2011 to be a liability of $8,650,000. The WayPoint Warrant Derivatives are included in derivative liabilities on the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010.
          Changes in fair value of the WayPoint Warrant Derivatives are included in other income (expense) in the consolidated statements of operations and are not taxable or deductible for income tax purposes.
          Although no amounts were initially assigned to the Senior Series A Redeemable Preferred Stock, we accrete the total face amount, or $20,750,000, over the term of the instrument of 5.5 years as a liability on the consolidated balance sheet and a corresponding charge to accretion expense on the consolidated statement of operations. For the three and nine months ended September 30, 2011, we recognized $943,181 and $2,829,545 of accretion expense respectively related to the Senior Series A Redeemable Preferred Stock.
     Default Under WayPoint Purchase Agreement and Forbearance Agreement
          Due to cross-default provisions with our Senior Facility and other covenant requirements, we are currently in default under the WayPoint Purchase Agreement. On April 14, 2011, WayPoint provided us with a formal written notice of default under the WayPoint Purchase Agreement. The amount reported on our consolidated balance sheets as of September 30, 2011 and December 31, 2010 related to the WayPoint Purchase Agreement includes derivative liabilities totaling $33,890,000 and $32,554,826, which are reported within current liabilities on our consolidated balance sheets. In addition, accrued expenses at September 30, 2011 include $2,371,264 of accrued and unpaid dividends on the Senior Series A Redeemable Preferred Stock.
          On May 4, 2011, WayPoint provided formal written notice (“Put Notice”) to the Company of its election to cause the Company to (i) repurchase warrants issued to WayPoint that, in the aggregate, allow WayPoint to purchase that number of shares of the Company’s common stock to equal 51% of the Company’s fully diluted capital stock then outstanding, (ii) the 20,750 shares of Senior Series A Redeemable Preferred Stock of Acquisition Inc. owned by WayPoint, and (iii) one share of Series B Preferred Stock of the Company owned by WayPoint, for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. The Company did not have the funds available to satisfy this Put Notice in a timely manner.
          On September 30, 2011, we entered into a Forbearance Agreement with WayPoint relating to WayPoint’s mezzanine debt financing to the NYTEX Parties made pursuant to the WayPoint Purchase Agreement. Pursuant to the Forbearance Agreement, WayPoint agreed to forbear from exercising its rights and remedies resulting from (i) events of default under the WayPoint Purchase Agreement and (ii) our failure to repurchase the WayPoint Securities for an aggregate purchase price of $30,000,000, as demanded by WayPoint in its May 4, 2011 Put Notice, which failure resulted in an additional event of default under the WayPoint Purchase Agreement.
          To induce WayPoint to enter into the Forbearance Agreement, we have agreed to, among other things, within 60 days after the effective date of the Forbearance Agreement, September 29, 2011, recapitalize the Company by effecting a repurchase of the WayPoint Securities for the aggregate purchase price equal to the sum of $32,371,264 as of September 30, 2011 (which sum reflects the $30,000,000 amount set forth in the Put Notice plus accrued interest on other WayPoint Securities), plus interest accruing at the default rate set forth in the WayPoint Purchase Agreement through the closing date of the Recapitalization, plus payment of reasonable legal fees and disbursements incurred by WayPoint.
          WayPoint’s agreement to forbear ends on the earlier of 60 days after the Forbearance Effective Date, (the “Forbearance Period”) or the occurrence of a “Forbearance Default,” defined in the Forbearance Agreement. The term “Forbearance Default” includes nine categories of events, which are listed in Section 1(f) of the Forbearance Agreement and which list includes, among other events, the occurrence of any Default or Event of Default (without taking into account any grace or cure periods) under the WayPoint Purchase Agreement other than the Current Events of Default, and failure to comply with any term, condition or covenant in the Forbearance Agreement.
          To induce the Company to enter into the Forbearance Agreement, WayPoint agreed to, among other things, until the earlier to occur of the Closing or the termination of the Forbearance Period, forbear from exercising rights and remedies under the WayPoint Purchase Agreement, including but not limited to (1) exercising warrant rights to acquire a majority of our outstanding common stock, (2) effecting any change in our officers or directors, (3) taking any further action to enforce any of its rights under the WayPoint Purchase Agreement with respect to events of default, and (4) having its financial advisor actively and publicly market Acquisition Inc., Oaks, and FDF for sale to a third party. We are currently evaluating financing alternatives that would allow us to comply with the terms of the Forbearance Agreement.
          On November 14, 2011, WayPoint provided a formal written notice (“Forbearance Default”) that the Company was in default of Section 1(f)(iii) the Forbearance Agreement, which required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence of progress toward such a proposed recapitalization that is satisfactory to WayPoint at its sole discretion. As a result, WayPoint may seek certain remedies afforded to them under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. We continue to negotiate with WayPoint to waive the default or amend the Forbearance Agreement. On November 18, 2011, WayPoint provided a written formal notice that allows us to continue the ability to repurchase the WayPoint Securities at the amount stated in the Forbearance Agreement through December 8, 2011. Accordingly, we continue with our efforts to effect the Recapitalization and continue to evaluate financing alternatives. However, there are no assurances that the Company will be successful with the Recapitalization or in its negotiations with WayPoint, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7. DERIVATIVE LIABILITIES
          The following summarizes our derivative liabilities at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
WayPoint Warrant Derivative — Purchaser Warrant	$25,240,000	$32,554,826
WayPoint Warrant Derivative — Control Warrant	8,650,000	—
Warrants — Series A Convertible Preferred Stock	702	1,573,560

Balance at end of period	$33,890,702	$34,128,386

          The WayPoint Warrant Derivative — Purchaser Warrant and Control Warrant were initially recorded at their fair value of $19,253,071 and $0, respectively, on the date of issuance, November 23, 2010. At September 30, 2011, the carrying amount of the WayPoint Warrant Derivative — Purchaser Warrant had not changed from its adjusted value of $25,240,000 as of June 30, 2011. The WayPoint Warrant Derivative — Control Warrant was adjusted to its respective fair value $8,650,000 with a corresponding adjustment to operations. The WayPoint Warrant Derivatives are reported as a derivative liability — current portion on the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010.
          The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock include an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share. Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010.
          Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2011, and are not taxable or deductible for income tax purposes.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8. DEBT
          A summary of our outstanding debt obligations as of September 30, 2011 and December 31, 2010 is presented as follows:

	September 30,	December 31,
	2011	2010
18% Bridge Loan due July 2011	$—	$234,919
9% Demand Notes due February 2011	—	237,458
0% Secured Equipment Loan due March 2011	—	2,098
3.75% Secured Equipment Loan due June 2011	—	1,388,807
18% Promisory Note due November 2011	214,667	—
5.5% Mortgage Note due July 2012	331,995	343,696
3.75% Secured Equipment Loan due August 2012	3,004,280	—
6% Related Party Loan due September 2012	141,000	168,000
12% Convertible Debentures due October 2012	2,026,487	2,064,867
7.41% Secured Equipment Loan due November 2013	—	10,149
5.75% Secured Equipment Loan due November 2013	32,686	43,086
9% Convertible Debentures due February 2014	1,173,013	—
7.41% Secured Equipment Loan due July 2015	—	19,765
Francis Promissory Note (non-interest bearing) due October 2015	409,045	478,710
Senior Facility — Term Loan due November 2015	10,301,102	11,857,144
Senior Facility — Revolver due November 2015	7,171,035	5,895,579
6% Secured Equipment Loan due December 2015	843,972	900,100
7.5% Secured Equipment Loan due February 2016	28,725	—
7.5% Secured Equipment Loan due March 2016	23,900	—
6.34% Secured Equipment Loan due April 2016	276,883	—
6.34% Secured Equipment Loan due June 2016	305,747	—

Total debt	26,284,537	23,644,378
Less: current maturities	(23,671,190)	(22,516,398)

Total long-term debt	$2,613,347	$1,127,980

          Carrying values in the table above include net unamortized debt discount of $266,301 and $356,423 as of September 30, 2011 and December 31, 2010, respectively, which is amortized to interest expense over the terms of the related debt.
     Senior Revolving Credit and Term Loan Facility
          In connection with the FDF acquisition, on November 23, 2010, we entered into the Senior Facility with PNC Bank providing for loans up to $24,000,000. The Senior Facility consists of a term loan in the amount of $12,000,000 and a revolving credit facility in an amount up to $12,000,000. The term loan bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 2.5% (3.74% at September 30, 2011). The term loan requires monthly payments of principal and interest based on a seven-year amortization of $142,857 with the remaining principal and any unpaid interest due in full at maturity on November 23, 2015. The revolving credit facility bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 1.75% (2.99% at September 30, 2011) and payments of interest only due monthly with the then outstanding principal and any unpaid interest due in full at maturity on November 23, 2015. Advances under the revolving credit facility may not exceed 85% of FDF’s eligible accounts receivable as defined in the Senior Facility.
          Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our Senior Facility with PNC Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the loan agreement constituted a default and on April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of its other rights and remedies.
           On November 3, 2011, we entered into the First Amendment with PNC Bank. The First Amendment amends the existing Senior Facility with PNC Bank. Pursuant to the First Amendment, PNC Bank waived each of the existing events of default under the Senior Facility, including the breach of the fixed charge coverage ratio and the breach of the reporting requirement covenant. The First Amendment also amended the Senior Facility, to, among other things:
•	Require the Company to obtain third-party financing for certain unencumbered real property of FDF no later than 180 days following the First Amendment Effective Date;

•	Modify the calculation of the fixed charge coverage ratio covenant;

•	Set monthly limitations on capital expenditures;

•	Modify the limitations on distributions;

•	Modify the limitations on certain indebtedness;

•	Modify the limitations on certain transactions with affiliates; and

•	Modify the timing and amount of any early termination fee.
          On November 14, 2011, WayPoint provided a formal written notice (“Forbearance Default”) that the Company was in default of Section 1(f)(iii) the Forbearance Agreement, which required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence of progress toward such a proposed recapitalization that is satisfactory to WayPoint at its sole discretion. As a result, WayPoint may seek certain remedies afforded to them under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. We continue to negotiate with WayPoint to waive the default or amend the Forbearance Agreement. On November 18, 2011, WayPoint provided a written formal notice that allows us to continue the ability to repurchase the WayPoint Securities at the amount stated in the Forbearance Agreement through December 8, 2011. Accordingly, we continue with our efforts to effect the Recapitalization and continue to evaluate financing alternatives. However, there are no assurances that the Company will be successful with the Recapitalization or in its negotiations with WayPoint, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled. Due to cross-default provisions, the default under the Forbearance Agreement constitutes a default under the First Amendment with PNC Bank.
          Accordingly, at September 30, 2011, and December 31, 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,472,137 and $17,752,723, respectively, and was, because of the default, reported within current liabilities on the consolidated balance sheet at September 30, 2011 and December 31, 2010.
     Other
          In December 2010, we issued two demand notes totaling $237,000 related to our acquisition of certain oil and gas interests. The demand notes were due and payable on February 14, 2011 or upon demand by the holder and bear interest at a fixed rate of 9%. On February 14, 2011, we issued $973,013 of 9% Convertible Debentures (“9% Convertible Debenture”) due January 2014, of which $237,000 was issued in exchange for the demand notes due February 14, 2011. In April 2011, we issued an additional $200,000 of the 9% Convertible Debenture and closed the debenture offering. Interest only is payable monthly at the annual rate of 9% with any accrued and unpaid interest along with the unpaid principal due at maturity. The 9% Convertible Debenture is convertible into the Company’s common stock at any time at the fixed conversion price of $2.00 per share, subject to certain adjustments including stock dividends and stock splits. We have the option, at any time, to redeem the outstanding 9% Convertible Debentures in cash equal to 100% of the original principal amount plus accrued and unpaid interest. In August 2011, we entered into a $200,000 promissory note payable with a third party. The promissory note is due in full along with accrued, unpaid interest at the fixed rate of 18% at maturity, November 24, 2011. As an inducement to enter into the promissory note, we agreed to pay the holder of the promissory note a one-time fee of $11,000 and 20,000 shares of our common stock payable upon maturity, both of which are accounted for as a premium to the promissory note. As of September 30, 2011, the balance on the promissory note payable was $214,667.
          For the nine months ended September 30, 2011, we issued 76,667 shares of common stock related to conversions of the Company’s 12% Convertible Debentures.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9. COMMITMENTS AND CONTINGENCIES
     Leases
          The Company leases certain trucks, automobiles, equipment, and office space under non-cancelable operating leases which provide for minimum annual rentals. Future minimum obligations under these lease agreements at September 30, 2011 are as follows:

October 1, 2011 — December 31, 2011	$627,742
2012	2,229,981
2013	1,857,784
2014	1,580,306
2015	1,125,376
Thereafter	1,165,445

$8,586,634

          Total lease rental expense for the nine months ended September 30, 2011 and 2010 was $1,709,706 and $30,781, respectively.
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
(Unaudited)
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
           For the nine months ended September 30, 2011, we issued 76,667 shares of common stock related to conversions of the Company’s 12% Convertible Debentures.
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
          The holders of the Series A Convertible Preferred Stock are entitled to payment of dividends at 9% of the purchase price per share of $1.00, with such dividends payable quarterly. Dividends are payable out of any assets legally available, are cumulative, and in preference to any declaration or payment of dividends to the holders of common stock. Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one. Dividends payable related to the Series A Convertible Preferred Stock totaled $399,436 at September 30, 2011, and are reported in accounts payable on the consolidated balance sheet at September 30, 2011.
          For the nine months ended September 30, 2011, we issued 336,495 shares of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.
     Warrants
          In connection with the private placement offering of Series A Convertible Preferred Stock, during the three months ended March 31, 2011, we issued warrants to the holders to purchase up to 126,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised for a period of three years from the date of grant. The aggregate fair value of the warrants issued during the nine months ended September 30, 2011 was $118,440, was determined using a Monte Carlo simulation, and was accounted for as a derivative liability on the accompanying consolidated balance sheets.
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
          For the nine months ended September 30, 2011, we issued 504,124 shares of common stock related to the exercise of warrants granted in connection with the issuance of Series A Convertible Preferred Stock.
          The fair value of warrants was determined using the Black-Scholes option pricing model and the Monte Carlo simulation. The expected term of the warrant is estimated based on the contractual term or an expected time-to-liquidity event. The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility. The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant. The aggregate fair value of the warrants issued during the nine months ended September 30, 2011 totaled approximately $134,200 and was determined using the following weighted average attributes and assumptions: risk-free interest rate of 1.62%, expected dividend yield of 0%, expected term of 5.5 years, and expected volatility of 55%. A summary of warrant activity for the nine months ended September 30, 2011 and 2010 is as follows:

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2011		2010
		Weighted Average		Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at beginning of period	44,061,330	$0.18	5,798,502	$0.50
Issued	142,800	1.88	87,400	0.50
Adjustment for WayPoint Warrant (1)	3,175,363	0.01	—	—
Exercised	(1,072,968)	1.87	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of period	46,306,525	$0.13	5,885,902	$0.50

(1)	The WayPoint Purchase Agreement allows WayPoint to purchase shares of the Company’s common stock equal to 51% of the Company’s fully diluted common stock then outstanding.
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
          For the three months ended September 30, 2011, the fair value of the derivative liabilities increased by an aggregate of $8,699. For the nine months ended September 30, 2011, the fair value of the derivative liabilities decreased by an aggregate $355,387. These amounts were recorded within other income (expense) in the accompanying consolidated statements of operations.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
          Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$33,890,702	$—	$—	$33,890,702
          Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2010	$34,128,386
Change in derivative liabilities	(355,387)
Issuance of warrant derivative	118,440
Exercise of warrants	(737)

Balance, September 30, 2011	$33,890,702

          The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, and accrued expenses reported on the accompanying consolidated balance sheets approximates fair value due to their short-term nature. The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. As of September 30, 2011 and December 31, 2010, we estimate the fair value of our debt to be $26,296,974 and $23,738,511, respectively. We estimate the fair value of our Senior Series A Redeemable Preferred Stock to be $23,000,000 and $20,750,000, respectively, as of September 30, 2011 and December 31, 2010.
NOTE 12. INCOME TAXES
          Income tax benefit was $693,321 and $1,426,806 for the three and nine months ended September 30, 2011 respectively, as compared to no income tax benefit or provision for the three and nine months ended September 30, 2010. The change in income tax benefit in the third quarter of 2011, compared to the third quarter of 2010, was primarily the result of our acquisition of FDF and related differences in the mix of our pre-tax earnings and losses. At September 30, 2011, we had deferred income tax assets of $11,761,800 and a valuation allowance of $9,137,867 resulting in an estimated recoverable amount of deferred income tax assets of $2,623,933. This reflects a net increase of the valuation allowance of $13,842 from the December 31, 2010 balance of $9,124,025.
          The balances of the valuation allowance as of September 30, 2011 and December 31, 2010 were $9,137,867 and $9,124,025, respectively. The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 34% primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 13. EARNINGS PER SHARE
          Net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. The following table reconciles net loss and common shares outstanding used in the calculations of basic and diluted net loss per share.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(1,460,700)	$(2,042,900)	$(6,867,293)	$(2,614,360)
Attributable to preferred stockholders	(131,906)	—	(399,436)	—

Net loss attributable to common stockholders	$(1,592,606)	$(2,042,900)	$(7,266,729)	$(2,614,360)

Denominator:
Weighted average common shares outstanding, basic	26,940,633	19,728,928	26,481,719	19,394,022
Attributable to participating securities	—	—	—	—

Shares used in calcuating basic and diluted loss per share	26,940,633	19,728,928	26,481,719	19,394,022

Basic and diluted loss per share	$(0.06)	$(0.10)	$(0.27)	$(0.13)

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
          Because a net loss was incurred during the three and nine months ended September 30, 2011 and 2010, dilutive instruments including the warrants produce an antidilutive net loss per share result. These excluded shares totaled 48,440,448 for the three and nine months ended September 30, 2011, and 3,325,451 for the three and nine months ended September 30, 2010. Therefore, the diluted loss per share reported in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 are the same as the basic loss per share amounts.
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
          The following tables present selected financial information of our operating segments for the three months ended September 30, 2011. Information presented below as “Corporate and Intersegment Eliminations” includes results from operating activities that are not considered operating segments, as well as corporate and certain financing activities. Prior to the acquisition of FDF, we operated as a single segment enterprise. Accordingly, we do not present segment information for the three months ended September 30, 2010.
          For the three months ended September 30, 2011, we had two customers that accounted for more than 10% of our total consolidated revenues: Baker Hughes — 26% and Halliburton Energy Services — 11%. For the nine months ended September 30, 2011, we had two customers that accounted for more than 10% of our total consolidated revenues: Baker Hughes — 23% and Halliburton Energy Services — 11%.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

			Corporate and
	Oil Field		Intersegment
	Services	Oil & Gas	Eliminations	Total
As of September 30, 2011:
Current Assets	$20,669,936	$96,275	$178,138	$20,944,349
Property, plant, and equipment, net	42,362,054	67,339	—	42,429,393
Goodwill / intangible assets	17,951,689	—	—	17,951,689
Deferred financing cost	633,758	—	1,083,439	1,717,197
Other assets	112,868	9,296	—	122,164

Total assets	$81,730,305	$172,910	$1,261,577	$83,164,792

Current liabilities	$68,641,305	$757,537	$3,679,508	$73,078,350
Long-term debt	1,176,931	1,215,217	221,199	2,613,347
Senior Series A redeemable preferred stock	3,227,778	—	—	3,227,778
Warrant derivative	—	—	702	702
Deferred income taxes	12,066,513	97,398	482,791	12,646,702
Stockholder’s deficit	(3,382,222)	(1,897,242)	(3,122,623)	(8,402,087)

Total liabilities and stockholder’s deficit	$81,730,305	$172,910	$1,261,577	$83,164,792

Additions to long-lived assets	$4,977,441	$19,921	$—	$4,997,362

				Corporate and
	Oil Field			Intersegment
	Services	Oil and Gas		Eliminations	Total
Three Months Ended September 30, 2011:
Revenues:
Oil field services	$20,718,655	$—		$—	$20,718,655
Drilling fluids	2,707,156	—		—	2,707,156
Oil & gas	—	40,796		—	40,796
Other	—	140,674		—	140,674

Total Revenues	23,425,811	181,470		—	23,607,281

Expenses and other, net:
Cost of goods sold — drilling fluids	679,728	—		—	679,728
Lease operating expenses	—	9,313		—	9,313
Depreciation, depletion, and amortization	2,229,991	6,122		—	2,236,113
Selling, general and administrative expenses	19,760,009	78,505	(1)	701,295 (1)	20,539,809
Loss on sale of assets	5,772	—		—	5,772
Interest income	—	(836)		(7)	(843)
Interest expense	1,162,254	30,197		183,062	1,375,513
Accretion of preferred stock	943,181	—		—	943,181
Change in fair value of derivative liabilities	10,000	—		(1,301)	8,699
Other	(35,983)	—		—	(35,983)

Total expenses and other, net	24,754,952	123,301		883,049	25,761,302

Income (loss) before income taxes	(1,329,141)	58,169		(883,049)	(2,154,021)
Income tax benefit	693,321	—		—	693,321

Net income (loss)	$(635,820)	$58,169		$(883,049)	$(1,460,700)

(1)	During the quarter ended September 30, 2011, certain expenses, primarily payroll and payroll-related costs, were reclassified from the Oil and Gas segment to the Corporate segment.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

			Corporate and
	Oil Field		Intersegment
	Services	Oil and Gas	Eliminations	Total
Nine Months Ended September 30, 2011:
Revenues:
Oil field services	$56,121,485	$—	$—	$56,121,485
Drilling fluids	7,333,898	—	—	7,333,898
Oil & gas	—	332,022	—	332,022
Other	—	271,164	—	271,164

Total Revenues	63,455,383	603,186	—	64,058,569

Expenses and other, net:
Cost of goods sold — drilling fluids	2,148,044	—	—	2,148,044
Lease operating expenses	—	66,157	—	66,157
Depreciation, depletion, and amortization	6,549,744	47,800	—	6,597,544
Selling, general and administrative expenses	52,744,242	621,462	3,050,260	56,415,964
Loss on litigation settlement	—	965,065	—	965,065
(Gain) loss on sale of assets	(21,882)	5,004	—	(16,878)
Interest income	—	(836)	(393)	(1,229)
Interest expense	3,120,840	76,823	524,463	3,722,126
Accretion of preferred stock	2,829,545	—	—	2,829,545
Change in fair value of derivative liabilities	1,335,174	—	(1,690,561)	(355,387)
Other	(18,283)	—	—	(18,283)

Total expenses and other, net	68,687,424	1,781,475	1,883,769	72,352,668

Loss before income taxes	(5,232,041)	(1,178,289)	(1,883,769)	(8,294,099)
Income tax benefit	1,426,806	—	—	1,426,806

Net loss	$(3,805,235)	$(1,178,289)	$(1,883,769)	$(6,867,293)

NOTE 15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
          Additional cash flow information was as follows for the nine months ended September 30, 2011 and 2010:

	2011	2010
Supplemental disclosures of cash flow information:
Total cash paid for interest	$979,329	$124,609

Total cash paid for taxes	$1,825,988	$—

Cash paid for interest — related party	$4,815	$14,310

Supplemental disclosure of non-cash information:
Exchange of working interest in oil and gas properties to retire debt	$—	$62,388

Exchange of working interest in oil and gas properties to satisfy payables	$—	$161,706

Exchange of wells in progress funds to retire debt	$—	$37,612

Exchange of wells in progress funds to satisfy accrued interest	$—	$12,500

Acquisition of equipment under financing arrangements	$—	$21,583

Issuance of common stock and warrrants in connection with debt transactions	$—	$154,273

Exchange of 12% debentures for common stock	$114,999	$—

Issuance of derivative liability	$118,440	$—

Dividend declared	$399,436	$—

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
          The EIA’s report also summarizes the assessment of technically recoverable shale oil resources, which amount to 23.9 billion barrels in the onshore lower 48 U.S. states. The second and third largest shale oil plays are the Bakken and Eagle Ford, which are assessed to hold approximately 3.6 billion barrels and 3.4 billion barrels of oil, respectively, and are shale oil plays in which we do business.
          Sustained high oil prices along with strong demand for natural gas continues to positively impact the number of active rigs drilling in North America. According to Baker-Hughes, active domestic rigs averaged 1,949 in the third quarter of 2011 compared to 1,835 rigs in the second quarter of 2011 and 1,721 rigs in the first quarter of 2011, and compared to an average of 1,626 rigs in the third quarter of 2010. The average number of active domestic rigs in the third quarter of 2011 represents a 19.9% increase over the third quarter of 2010 and a 6.2% increase over the second quarter of 2011. The active domestic rig count ended the third quarter of 2011 at 1,990 rigs, the highest rig count since the third week of November 2008. As a result of these industry developments, we believe that the current high level of drilling will continue and near-term demand for our oilfield products and services will remain favorable.
Source:  Baker Hughes Incorporated
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
Our Oilfield Services
     Acquisition of FDF
          On November 23, 2010, through our newly-formed subsidiary, NYTEX FDF Acquisition Inc. (Acquisition Inc.), we acquired 100% of the membership interests of Oaks and its wholly-owned operating subsidiary, FDF (together with Oaks, the “Francis Group”). The Francis Group has no other assets or operations other than FDF. Total consideration transferred was $51.8 million and consisted of cash of $41.3 million, 5.4 million shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or $10 million, and a non-interest bearing promissory note payable to the seller in the principal amount of $0.7 million with a fair value of $0.5 million.
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

Results of Operations
          On November 23, 2010, we acquired FDF for total consideration of $51.8 million. The results of FDF are included in our consolidated statement of operations for the current quarter. Accordingly, nearly all of the line items reported in our consolidated statement of operations for the three and nine months ended September 30, 2011 have increased significantly as a result of acquiring FDF compared to the amounts reported in our consolidated statement of operations for the three months ended September 30, 2010.
     Selected Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Financial Results
Revenues — Oilfield Services	$23,425,811	$—	$63,455,383	$—
Revenues — Oil and Gas	181,470	440,509	603,186	682,379

Total revenues	23,607,281	440,509	64,058,569	682,379

Total operating expenses	23,470,735	1,453,335	66,175,896	1,932,811
Total other expense	2,290,567	1,030,074	6,176,772	1,363,928

Loss before income taxes	$(2,154,021)	$(2,042,900)	$(8,294,099)	$(2,614,360)
Income tax benefit	693,321	—	1,426,806	—

Net loss	$(1,460,700)	$(2,042,900)	$(6,867,293)	$(2,614,360)

Loss per share — basic and diluted	$(0.06)	$(0.10)	$(0.27)	$(0.13)

Weighted average shares outstanding — basic and diluted	26,940,633	19,728,928	26,481,719	19,394,022

Operating Results
Adjusted EBITDA — Oilfield Services	$3,022,057	(2)	$8,581,380	(2)
Adjusted EBITDA — Oil and Gas	94,488	(2)	(83,597)	(2)
Adjusted EBITDA — Corporate and Intersegment Eliminations	(701,288)	(2)	(3,049,867)	(2)

Consolidated Adjusted EBITDA(1)	$2,415,257	$(1,825,836)	$5,447,916	$(2,861,831)

(1)	See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.

(2)	The Company operated as a single segment for the three and nine months ended September 30, 2010.
     Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
          Revenues. Revenues increased over the prior year periods primarily as a result of our acquisition of FDF in November 2010. In the event domestic rig counts increase and we acquire additional operating companies, we expect a corresponding and continued increase in our future revenues.
          Oil & gas lease operating expenses. Lease operating expenses decreased $9,305, or 50%, in the three months ended September 30, 2011 compared to the prior three months ended September 30, 2010 and $18,575 or 22% for the nine months ended September 30, 2011 compared to the prior nine months ended September 30, 2010. The decrease is due principally to general reduction in drilling activities during 2010, which has carried over to 2011.
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
          Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses increased for the three and nine months ended September 30, 2011 compared to the prior three and nine months ended September 30, 2010 due principally to our acquisition of FDF in November 2010. SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, fuel, and insurance costs. We expect SG&A to increase in the future relative to increased demand for our oilfield services business and we acquire additional operating companies.
          Litigation loss on settlement. The litigation loss on settlement for the nine months ended September 30, 2011 is a result of the settlement of two lawsuits related to the Panhandle Field Producing Property. In exchange for the release of all claims to these two suits by the plaintiffs, concurrent with entering into a Compromise Settlement Agreement and Release of All Claims, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the

Panhandle Field Producing Property to the plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the nine months ended September 30, 2011. The impact of the settlement of activity for the three months ended September 30, 2011 was less than $1,000 due to the finalization and execution of the agreement. See Part II, Item 1. Legal Proceedings for further discussion.
          (Gain) loss on sale of assets, net. Loss on sale of assets, net decreased $106,199 for the three months ended September 30, 2011 and gain on sale of assets decreased $450,024 for the nine months ended September 30, 2011 compared to the three months and nine months ended September 30, 2010 respectively. The decrease from the three months ended September 30, 2010 is a result of the loss on sale related to the Company’s disposition of interest in the Lakeview Shallow Project. The decrease from the nine months ending September 30, 2010 was due to the aggregate gain recognized on the sale of the Panhandle Field Producing Property.
          Interest expense. Interest expense increased during the three and nine months ended September 30, 2011 over the prior year period due primarily to the acquisition of FDF in November 23, 2010 and the increase in outstanding debt during the three and nine months ended September 30, 2011, as compared to the amount of debt outstanding during the three and nine months ended September 30, 2010. We expect interest expense to increase in the near term as we include interest expense associated with the increased outstanding debt for a full period.
          Change in fair value of derivative liabilities. The increase in the current period as compared to the prior period ended September 30, 2010, is due to the re-valuation of the Purchaser and Control Warrants held by a third party, both deemed to be derivatives, and the change in value of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock, also deemed to be derivative. For the three months ended September 30, 2011, the fair value of the derivative liabilities increased by an aggregate $8,699 due to an increase in the valuation of the Control Warrant coupled with a decrease in the liability due to warrants exercised. In addition, for the year ended December 31, 2010, the Control Warrant derivative was initially valued at $0; however, for the nine months ended September 30, 2011, the Control Warrant derivative was valued at $8,650,000 as the conditions for exercise of the Control Warrant had been met in connection with the defaults under the WayPoint Purchase Agreement. We recognize changes in the respective fair values in the consolidated statements of operations.
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
          Equity in loss of unconsolidated subsidiaries. There was no loss of unconsolidated subsidiaries for the three or nine months ended September 30, 2011. We recognized a loss totaling $76,305 for the three months ended September 30, 2010 and $316,908 for the nine months ended September 30, 2010. These losses related to our noncontrolling interests in Supreme Vacuum and Waterworks. We disposed of our noncontrolling interests in Supreme Vacuum in September 2010.
          Income tax benefit. Income tax benefit for the three and nine months ended September 30, 2011 of $693,321 and $1,426,806 respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oilfield services business.
          Adjusted EBITDA
          To assess the operating results of our segments, our chief operating decision maker analyzes net income (loss) before income taxes, interest expense, DD&A, impairments, gains or losses resulting from the sale of assets or resolution of commercial disputes, changes in fair value attributable to derivative liabilities, and accretion of preferred stock liability (“Adjusted EBITDA”). Our definition of Adjusted EBITDA, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to our financing methods or capital structure. Similarly, DD&A and impairments are excluded from Adjusted EBITDA as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. In addition, changes in fair value attributable to derivative liabilities and the accretion of preferred stock liability are excluded from Adjusted EBITDA since these unrealized (gains) losses are not considered to be a measure of asset-operating performance. Management believes that the presentation of Adjusted EBITDA provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation of Adjusted EBITDA to GAAP Net Income (Loss):
Net income (loss)	$(1,460,700)	$(2,042,900)	$(6,867,293)	$(2,614,360)
Income tax benefit	(693,321)	—	(1,426,806)	—
Interest expense	1,375,513	83,043	3,722,126	176,504
DD&A	2,236,113	22,050	6,597,544	42,927
Change in fair value of derivative liabilities	8,699	—	(355,387)	—
Accretion of preferred stock liability	943,181	—	2,829,545	—
Loss on litigation	—	—	965,065	—
(Gain) loss on sale of asset	5,772	111,971	(16,878)	(466,902)

Consolidated Adjusted EBITDA	$2,415,257	$(1,825,836)	$5,447,916	$(2,861,831)

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
           As of September 30, 2011, we had cash and cash equivalents of $63,207, and a net working capital deficit of $52,134,001 (measured by current assets less current liabilities) principally due to (i) reporting the outstanding principal balance of amounts owed under the Senior Facility of $17,472,137 within current liabilities, and (ii) reporting the WayPoint derivative liability totaling $33,890,000 within current liabilities. See Defaults Under Financing Arrangements below for further discussion.
     Defaults Under Financing Arrangements, Forbearance Agreement, and Waiver
          Our loan agreements and the agreements relating to our other financing arrangements generally require that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our Senior Facility with PNC Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the Senior Facility loan agreement constituted a default and on April 13, 2011, PNC, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of its other rights and remedies.
          On November 3, 2011, we entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver (“First Amendment”) with PNC Bank. The effective date of the Amendment and Waiver is November 1, 2011 (“First Amendment Effective Date”). The First Amendment amends the existing Senior Facility with PNC Bank. Pursuant to the First Amendment, PNC Bank waived each of the existing events of default under the Senior Facility, including the breach of the fixed charge coverage ratio and the breach of the reporting requirement covenant. The First Amendment also amended the Senior Facility, to, among other things:
•	Require the Company to obtain third-party financing for certain unencumbered real property of FDF no later than 180 days following the First Amendment Effective Date;

•	Modify the calculation of the fixed charge coverage ratio covenant;

•	Set monthly limitations on capital expenditures;

•	Modify the limitations on distributions;

•	Modify the limitations on certain indebtedness;

•	Modify the limitations on certain transactions with affiliates and

•	Modify the timing and amount of any early termination fee.

          Due to cross-default provisions and other covenant requirements, we remained, as of September 30, 2011, in default under the WayPoint Purchase Agreement. The amounts reported on our consolidated balance sheet as of September 30, 2011 and December 31, 2010 related to the WayPoint Purchase Agreement include a derivative liability totaling $33,890,000 and $32,554,826, respectively, which are reported as current liabilities on our consolidated balance sheets. Additionally, we have not paid dividends on Senior Series A Preferred Stock of Acquisition Inc. held by WayPoint. As of September 30, 2011, we owed dividends of $2,371,264 to WayPoint. As a result, WayPoint became entitled to seek certain remedies afforded to them under the WayPoint Purchase Agreement including the right to (i) exercise their Control Warrant, or (ii) exercise their put right and receive a waiver of defaults, or (iii) initiate collection efforts regarding any unpaid dividends and repurchase securities.
          On May 4, 2011, WayPoint provided formal written notice (“Put Notice”) to us of its election to cause us to repurchase (i) warrants issued to WayPoint (“Warrants”) that, in the aggregate, allow WayPoint to purchase that number of shares of our common stock to equal 51% of our fully diluted capital stock then outstanding, (ii) the 20,750 shares of Senior Series A Redeemable Preferred Stock of Acquisition Inc. owned by WayPoint, and (iii) one share of our Series B Preferred Stock owned by WayPoint, for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. We did not have the funds available to satisfy this Put Notice in a timely manner.
          On September 30, 2011, we entered into the Forbearance Agreement with WayPoint relating to WayPoint’s mezzanine debt financing to the NYTEX Parties made pursuant to the WayPoint Purchase Agreement. Pursuant to the Forbearance Agreement, WayPoint agreed to forbear from exercising its rights and remedies resulting from (i) events of default under the WayPoint Purchase Agreement and (ii) our failure to repurchase the WayPoint Securities for an aggregate purchase price of $30,000,000, as demanded by WayPoint in its May 4, 2011 Put Notice, which failure resulted in an additional event of default under the WayPoint Purchase Agreement.
          To induce WayPoint to enter into the Forbearance Agreement, we have agreed to, among other things, within 60 days after the effective date of the Forbearance Agreement, September 29, 2011, recapitalize the Company by effecting a repurchase of the WayPoint Securities for the aggregate purchase price equal to the sum of $32,371,264 as of September 30, 2011 (which sum reflects the $30,000,000 amount set forth in the Put Notice plus accrued interest on other WayPoint Securities), plus interest accruing at the default rate set forth in the WayPoint Purchase Agreement through the closing date of the Recapitalization, plus payment of reasonable legal fees and disbursements incurred by WayPoint.
          WayPoint’s agreement to forbear ends on the earlier of 60 days after the Forbearance Effective Date, (the “Forbearance Period”) or the occurrence of a “Forbearance Default,” defined in the Forbearance Agreement. The term “Forbearance Default” includes nine categories of events, which are listed in Section 1(f) of the Forbearance Agreement and which list includes, among other events, the occurrence of any Default or Event of Default (without taking into account any grace or cure periods) under the WayPoint Purchase Agreement other than the Current Events of Default, and failure to comply with any term, condition or covenant in the Forbearance Agreement.
          To induce the Company to enter into the Forbearance Agreement, WayPoint agreed to, among other things, until the earlier to occur of the Closing or the termination of the Forbearance Period, forbear from exercising rights and remedies under the WayPoint Purchase Agreement, including but not limited to (1) exercising warrant rights to acquire a majority of our outstanding common stock, (2) effecting any change in our officers or directors, (3) taking any further action to enforce any of its rights under the WayPoint Purchase Agreement with respect to events of default, and (4) having its financial advisor actively and publicly market Acquisition Inc., Oaks, and FDF for sale to a third party.
          On November 14, 2011, WayPoint provided a formal written notice (“Forbearance Default”) that the Company was in default of Section 1(f)(iii) the Forbearance Agreement, which required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence of progress toward such a proposed recapitalization that is satisfactory to WayPoint at its sole discretion. As a result, WayPoint may seek certain remedies afforded to them under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. We continue to negotiate with WayPoint to waive the default or amend the Forbearance Agreement. On November 18, 2011, WayPoint provided a written formal notice that allows us to continue the ability to repurchase the WayPoint Securities at the amount stated in the Forbearance Agreement through December 8, 2011. Accordingly, we continue with our efforts to effect the Recapitalization and continue to evaluate financing alternatives. However, there are no assurances that the Company will be successful with the Recapitalization or in its negotiations with WayPoint, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled. Due to cross-default provisions, the default under the Forbearance Agreement constitutes a default under the First Amendment with PNC Bank.
          Accordingly, at September 30, 2011, and December 31, 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,472,137 and $17,752,723, respectively, and was, because of the default, reported within current liabilities on the consolidated balance sheet at September 30, 2011 and December 31, 2010.
          We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under either the Senior Facility or the WayPoint Purchase Agreement. We are currently evaluating long-term financing alternatives that would allow us to comply with the terms of the Forbearance Agreement and enhance our working capital position. Additionally, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures, through the sale of selected assets deemed unnecessary to our business, and improvements to results from operations. Although these constraints have caused us to significantly scale back the rate at which we implement our business strategy, we believe that these actions should preserve our viability, provide additional time to execute our business priorities, and allow us to satisfy our financial defaults and to resolve our working capital deficit. However, there can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.
          Our future capital requirements will depend on many factors and we may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in terms which reduce our economic potential from any adjustments to our existing long-term strategy. Our continuation as a going concern is dependent upon attaining and maintaining profitable operations, resolving the defaults under certain of our loan agreements discussed above, and raising significant additional capital. The financial statements for the three months ended September 30, 2011 and 2010 do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.
Cash Flows
          The following table summarizes our cash flows and has been derived from our unaudited financial statements for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
Cash flow provided by (used in) operating activities	$549,385	$(1,452,073)
Cash flow provided by (used in) investing activities	(3,698,683)	1,148,748
Cash flow provided by financing activities	3,003,007	1,060,996

Net increase (decrease) in cash and cash equivalents	(146,291)	757,671
Beginning cash and cash equivalents	209,498	18,136

Ending cash and cash equivalents	$63,207	$775,807

          Cash flows from operating activities improved from a cash outflow of $1,452,073 for the nine months ended September 30, 2010 to a cash inflow of $549,385 for the nine months ended September 30, 2011 due to non-cash adjustments affecting earnings including $6,554,617 increase in DD&A, $193,156 increase in share-based compensation, $2,829,545 of accretion of the Senior Series A Redeemable Preferred Stock related to the FDF acquisition, and a loss on litigation settlement of $965,065. These increases were offset by decreases of $355,387 related to the decrease in fair value of the derivative liabilities and a change of $1,555,649 in deferred income taxes. In addition, we had a net cash outflow related to working capital totaling $2,288,858 for the nine months ended September 30, 2011 as compared to a net cash outflow of $150,933 for the nine months ended September 30, 2010.
          Cash flows used in investing activities for the nine months ended September 30, 2011 were $3,698,683 compared to cash provided of $1,148,748 for the nine months ended September 30, 2010, and consisted primarily of cash used to acquire property, plant, and equipment totaling $4,997,362, offset by proceeds from the sale of property, plant, and equipment totaling $1,298,679, both within our Oilfield Services segment. For the nine months ended September 30, 2010, cash provided by investing activities consisted primarily of proceeds from the sale of oil and gas properties totaling $859,408 and proceeds from the sale of unconsolidated subsidiaries of $400,000 offset by cash used to invest in unconsolidated subsidiaries of $108,500.
          Cash flows provided by financing activities were $3,003,007 for the nine months ended September 30, 2011 consisted primarily of borrowings on notes payable, which was offset by repayment of financing arrangements and the issuance of warrants related to the PPM. In addition, during the nine months ended September 30, 2011, we received proceeds totaling $369,470 from the sale of additional shares of the Series A Convertible Preferred Stock. We also received proceeds totaling $936,000 from the issuance of 9% convertible debentures.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies
          Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of 2011.
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
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The effect of such weaknesses on our disclosure controls and procedures, as well as the initial remediation actions taken and planned, are described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2010.
Remediation and Changes in Internal Controls
          We developed and are in the process of implementing remediation plans to address our material weaknesses. In the nine months ended September 30, 2011, the following specific remedial actions have been put in place:
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
          As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the consolidated financial statements as of and for the three and nine months ended September 30, 2011, fairly present in all material respects the financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.
          Other than as described above, there have not been any other changes in our internal control over financial reporting in the nine months ended September 30, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Risk factors relating to our operations
     We are in default under our mezzanine debt agreement and our senior facility. We recently entered into a forbearance agreement with our mezzanine debt lender, but, if we are unable to comply with the terms of the forbearance agreement or if we are otherwise unable to reach an agreement to resolve our default, this lender can exercise remedies which ultimately could require us to curtail or cease our operations.
          On April 13, 2011, we received a letter from PNC Bank, National Association (“PNC”), as lender, notifying us of the occurrence and continued existence of certain events of default under our senior debt facility, in particular, breach of a fixed charge coverage ratio and breach of our reporting requirements. We are currently in negotiations with PNC to obtain a waiver of the defaults. However, there are no assurances that we will be successful in our negotiations with PNC. Because we are in default under the senior debt facility, PNC may at any time exercise any of its remedies under the facility, which include acceleration of the amounts owed, which we may not have the ability to pay. If the debt is accelerated and we are unable to pay, we could experience materially higher interest expenses, and PNC could seek to satisfy the debt by foreclosing on its liens on some or all of our assets, which are security under the facility, or could pursue other legal action. Substantially all of FDF’s personal property is security under the facility, as is our administrative offices in Crowley, LA. Any such action may require us to curtail or cease our operations.
          On November 3, 2011, we entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver (“First Amendment”) with PNC. The effective date of the Amendment and Waiver is November 1, 2011 (“First Amendment Effective Date”). The First Amendment amends the existing Senior Facility with PNC. Pursuant to the First Amendment, PNC waived each of the existing events of default under the Senior Facility, including the breach of the fixed charge coverage ratio and the breach of the reporting requirement covenant.
          On April 14, 2011 we received a letter from WayPoint, as mezzanine lender, stating we are in default of the WayPoint Purchase Agreement, for defaults similar to the PNC defaults plus our failure to pay dividends when due and, therefore, that WayPoint now has the right to exercise the Control Warrant. If WayPoint exercises the Control Warrant, it would own 51% of our outstanding Common Stock. In addition to being in default under the WayPoint Purchase Agreement, on May 4, 2011, WayPoint provided us with the Put Notice regarding its election to cause us to repurchase all securities that WayPoint acquired in connection with the WayPoint Purchase Agreement for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. These securities are enumerated more fully described under (i) the Risk Factor entitled “Exercise of the WayPoint Control Warrant would result in a change in control,” and (ii) the Risk Factor entitled “The WayPoint Warrants possess full anti-dilution provisions, and may result in a duplication of dilution.” We did not and do not have the funds available to repurchase these securities.
          On September 30, 2011, pursuant to the terms of the Forbearance Agreement, WayPoint agreed to forbear for a period of 60 days from exercising its rights and remedies resulting from (i) events of default under the WayPoint Purchase Agreement and (ii) the NYTEX Parties’ failure to repurchase the WayPoint Securities for an aggregate purchase price of $30,000,000, as demanded by WayPoint in the Put Notice, which failure resulted in an additional event of default under the WayPoint Purchase Agreement. We are currently evaluating financing alternatives that would allow us to comply with the terms of the Forbearance Agreement. However, there are no assurances that we will be successful in obtaining the necessary financing, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled should we fail to comply with the terms of the Forbearance Agreement. As a result, WayPoint may seek certain remedies afforded to it under the WayPoint Purchase Agreement including the exercise of its Purchaser and Control Warrants, which would provide WayPoint with ownership of a majority of our outstanding Common Stock, and thereby give WayPoint significant control over our board of directors and operations. Alternatively, WayPoint could initiate collection efforts regarding our failure to pay dividends and repurchase the securities.
          On November 14, 2011, WayPoint provided a formal written notice (“Forbearance Default”) that the Company was in default of Section 1(f)(iii) the Forbearance Agreement, which required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence of progress toward such a proposed recapitalization that is satisfactory to WayPoint at its sole discretion. As a result, WayPoint may seek certain remedies afforded to them under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. We continue to negotiate with WayPoint to waive the default or amend the Forbearance Agreement. On November 18, 2011, WayPoint provided a written formal notice that allows us to continue the ability to repurchase the WayPoint Securities at the amount stated in the Forbearance Agreement through December 8, 2011. Accordingly, we continue with our efforts to effect the Recapitalization and continue to evaluate financing alternatives. However, there are no assurances that the Company will be successful with the Recapitalization or in its negotiations with WayPoint, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled. Due to cross-default provisions, the default under the Forbearance Agreement constitutes a default under the First Amendment with PNC Bank.
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

          In exchange for WayPoint’s $20 million investment that was used to finance our acquisition of FDF, our newly created subsidiary Acquisition Inc. issued WayPoint 20,750 shares of Senior Series A Redeemable Preferred Stock. Acquisition Inc. is the sole owner of Francis Oaks, LLC, which in turn wholly owns FDF. As long as any such shares are outstanding, the holders of such shares, voting as a single class, are entitled to elect two members to the board of Acquisition Inc. Upon the occurrence of a default, as defined in the WayPoint Purchase Agreement, and as more fully described under the Risk Factor entitled “Exercise of the WayPoint Control Warrant would result in a change of control,” that remains uncured for 75 days, the holders of a majority of shares of Senior Series A Redeemable Preferred Stock may increase the number of directors constituting the board of directors of Acquisition Inc. up to that number that would give such holders control of a majority of the board, and to designate such additional directors. On May 9, 2011, WayPoint notified Acquisition Inc. that, because of the continuing occurrences of default, it elected to increase the board from four members to five, and designated Mr. J.J. Schickel, Jr. to fill this newly created vacancy. Mr. Schickel served in this capacity until May 20, 2011, when WayPoint replaced Mr. Schickel with Mr. Lee Buchwald. As of September 30, 2011, the board of Acquisition Inc. included Michael Galvis, Kenneth K. Conte, John Henry Moulton (a WayPoint designee), Thomas Drechsler (a WayPoint designee) and Mr. Buchwald (a WayPoint designee). While members of a board of directors owe fiduciary duties to all stockholders, WayPoint has interests that are in addition to, or different from the interests of our stockholders generally and that create potential conflicts of interest.
          The newly-constituted board of Acquisition, Inc. has taken action to change the officers and directors of some of our subsidiaries. On May 10, 2011, the board of Acquisition Inc. voted to remove Michael Galvis as president and Kenneth Conte as chief financial officer, treasurer and secretary of both Oaks and FDF and replace them with Mike Francis as president and Jude Gregory as chief financial officer, treasurer and secretary. Also on May 10, 2011, the board of Acquisition Inc. voted to remove all directors and managers, as applicable, of Oaks and FDF, and replace them with Messrs. Moulton, Drechsler, Galvis, Schickel and Conte as the sole directors and managers, as applicable. Mr. Schickel served in this capacity until May 20, 2011, when WayPoint replaced Mr. Schickel with Mr. Lee Buchwald. Mr. Conte resigned from his role as a director and manager of Acquisition Inc. on November 14, 2011.
          As holder of our one outstanding shares of Series B Preferred Stock, and because of the continued breaches under the WayPoint Purchase Agreement, WayPoint, subject to the terms of the Forbearance Agreement, has the right to increase size of our board of directors up to that number that would give WayPoint the right to appoint a majority of our board, and to designate such additional directors. While initially WayPoint appointed two directors to our board, they subsequently resigned. As of the date of this report, WayPoint has no designees serving on our board of directors.
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
          We now have, and expect to continue to have, a significant amount of indebtedness. Our outstanding indebtedness consists of a senior credit facility, the Debentures, and dividends payable on our Series A Preferred Stock and on the Senior Series A Redeemable Preferred Stock of Acquisition Inc. As of September 30, 2011, we owed $17,472,137 under our senior credit facility, $2,035,000 under the Debentures and dividends of $2,371,264 on the Senior Series A Redeemable Preferred Stock of Acquisition Inc. and $399,436 on our Series A Preferred Stock. Additionally, pursuant to the terms of the Forbearance Agreement, we are required to repurchase the WayPoint Securities for the sum of $32,371,264, plus interest accruing at the default rate set forth in the WayPoint Purchase Agreement through the closing date of the Recapitalization. We currently do not have the funds available to satisfy these obligations. Our current and future indebtedness could have important consequences. For example, those levels of indebtedness and obligations could:

•	impair our ability to make investments and obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes;
•	limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make payments on our indebtedness and obligations; and
•	make us more vulnerable to a downturn in our business, our industry or the economy in general as a substantial portion of our operating cash flow will be required to make payments.
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
          We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under the Senior Facility, our Preferred Stock, the WayPoint Purchase Agreement, or the Forbearance Agreement. However, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures, through the sale of selected assets deemed unnecessary to our business, and improvements to results from operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. We cannot assure you that any additional equity sales or financing will be available in amounts or on terms acceptable to us, if at all. The sale of additional equity securities could result in additional dilution to our stockholders and result in a significant reduction of your percentage interest in us. The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financing covenants that would further restrict our operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.
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
          We depend to a large extent on the services of some of our executive officers. The loss of the services of Michael K. Galvis, our President and Chief Executive Officer, Michael G. Francis, President and Chief Executive Officer of FDF, Jude Gregory, Chief Financial Officer of FDF, or other key personnel could disrupt our operations. Although we have entered into employment agreements with the executives mentioned above, and certain other executive officers that contain, among other provisions, non-compete agreements, we may not be able to retain the executives past the terms of their employment agreements or enforce the non-compete provisions in the employment agreements.
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
          We maintain insurance coverage that we believe to be customary in the industry against these hazards including marine and non-marine property and casualty, workers’ compensation, water pollution/environmental, and liability insurance. Our policy limits for these policies range up to $10,000,000 per occurrence with deductibles ranging up to $25,000. Regarding our water pollution/environmental insurance coverage, our policy limits range up to $5,000,000 with a $2,500 deductible. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As such, not all of our property is insured. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party data and historical claims history. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in the future our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination. Our insurance program is administered by an officer of the Company, is reviewed not less than annually with our insurance brokers and underwriters, and is reviewed by our Board of Directors on an annual basis.
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
          The warrant we issued to WayPoint in connection with the financing of the FDF Acquisition to purchase up to 35% of the outstanding shares of our Common Stock (“Purchaser Warrant”) provides anti-dilution protection so that the number of shares that may be purchased pursuant to the Purchaser Warrant, each at $0.01 per share, shall be equal to 35% of the then outstanding shares of our Common Stock on a fully-diluted basis, as measured at the time of full exercise of the Purchaser Warrant. WayPoint also holds an additional warrant (“Control Warrant” and collectively with the Purchaser Warrant, the “WayPoint Warrants”) to purchase a sufficient number of shares of our Common Stock so that, measured at the time of exercise, the number of shares of Common Stock issued or issuable pursuant to the WayPoint Warrants represents 51% of our outstanding Common Stock on a fully-diluted basis. The exercise price of both WayPoint Warrants is $0.01 per share. The Control Warrant is exercisable only if certain default conditions exist. Because of these anti-dilution provisions, each time we issue additional shares of its Common Stock, for whatever reason, the number of shares of Common Stock issuable upon exercise of the WayPoint Warrants automatically increases. In the event one or both of the WayPoint Warrants is exercised, it will substantially dilute the ownership interests of all other holders of our Common Stock, from both a voting and economic perspective. As discussed above, the Control Warrant is exercisable, but exercise thereof is subject to the Forbearance Agreement.
          The Control Warrant may also become exercisable after the Purchaser Warrant has been fully exercised and WayPoint has disposed of all shares of Common Stock acquired pursuant to that warrant. Based on the current number of shares outstanding, the Purchaser Warrant could be exercised for approximately 13,000,000 shares of Common Stock. Assuming that the Control Warrant becomes exercisable and all of the shares acquired upon exercise of the Purchaser Warrant are disposed of by the holder before the Control Warrant is exercised, the Control Warrant would be exercisable for 51% of our Common Stock, which currently would result in the issuance of approximately an additional 28,500,000 shares of Common Stock to WayPoint and result in the total number of shares of Common Stock outstanding exceeding 75,000,000 shares. Thus, the Purchaser Warrant and the Control Warrant could result in duplicative dilution.
     Exercise of the WayPoint Control Warrant would result in a change in control.
          The Control Warrant becomes exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the occurrence of a Default (defined below) that remains uncured for seventy-five days; provided, that payment to the holders of Senior Series A Redeemable Preferred Stock of our subsidiary Acquisition Inc. of all amounts owing to them as a result of a Default shall be considered a cure of a Default; (ii) the date on which a Change of Control (defined below) occurs, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms; (iii) seventy-five days after the date on which the third Default has occurred within a consecutive twelve-month period; and (iv) May 23, 2016, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms (the “Default Conditions”). The term “Default” includes 14 categories of events, which are listed in Section 11.1 of the WayPoint Purchase Agreement and which list includes, among other events, (i) the failure of Acquisition Inc. to timely make a redemption payment to holders of the Senior Series A Redeemable Preferred Stock, (ii) the failure of Acquisition Inc. to timely make a dividend payment to holders of the Senior Series A Redeemable Preferred Stock, (iii) our failure or the failure of Acquisition Inc. to perform covenants in the WayPoint Purchase Agreement, (iv) our failure to meet a fixed-charge coverage ratio, leverage ratio or minimum EBITDA test in the WayPoint Purchase Agreement; (v) we or any of our subsidiaries becomes in default on other indebtedness, individually or in the aggregate, in excess of $250,000; (vi) we, Acquisition Inc., Francis Oaks, LLC, FDF or any FDF subsidiary (the “Francis Group”) becomes subject to bankruptcy or receivership proceedings, (vii) a judgment or judgments is entered against is entered against us, Acquisition Inc. or Francis Group in excess of $1,000,000, and such judgment is not satisfied; (viii) we, Acquisition Inc. or Francis Group breaches a representation or warranty in the WayPoint Purchase Agreement or the documents related thereto; (ix) a Change of Control occurs; and (x) certain liabilities in excess of $250,000 arise under ERISA. “Change of Control” means (i) a sale of shares of our stock, Acquisition Inc. or Francis Group, or a merger involving any of them, as a result of which holders of the voting capital stock of the applicable entity immediately prior to such transaction do not hold at least 50% of the voting power of the applicable entity or the resulting or surviving entity or the acquiring entity; (ii) a disposition of all or substantially all of our assets, Acquisition Inc. or Francis Group; (iii) a voluntary or involuntary liquidation, dissolution or winding up by us, Acquisition Inc. or Francis Group; (iv) either Michael K. Galvis or Michael G. Francis shall sell at least five percent (5%) of our equity held by them immediately prior to such sale; (v) Michael K. Galvis ceases to be our Chief Executive Officer and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be our Chief Executive Officer and is not replaced by a candidate suitable to WayPoint within 30 days; or (vi) Michael G. Francis ceases to be the Chief Executive Officer of FDF and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be the Chief Executive Officer of the FDF and is not replaced by a candidate suitable to WayPoint within 30 days. As stated in more detail above, certain of the Default Conditions have occurred, and the Control Warrant is, as of the date of this report, exercisable, but only subject to the Forbearance Agreement.
     The issuance of shares of Common Stock upon conversion of the Debentures and Series A Preferred Stock, as well as upon exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.
          If the market price per share of our Common Stock at the time of conversion of our Convertible Debentures or Series A Preferred Stock and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these derivative securities, conversion or exercise of these derivative securities would have a dilutive effect on our Common Stock. As of September 30, 2011, we had (i) outstanding Convertible Debentures which are convertible into an aggregate of 1,356,667 shares of our Common Stock at a conversion price of $1.50 per share, (ii) 5,761,028 shares of Series A Preferred Stock which are convertible into an aggregate of 5,761,028 shares of our Common Stock at $1.00 per share, (iii) warrants to purchase 1,291,000 shares of our Common Stock at an exercise price of $2.00 per share of our Common Stock and (iv) outstanding 9% convertible debentures issued by NYTEX Petroleum which are convertible into an aggregate 586,507 shares of Common Stock at a conversion price of $2.00 per share (the “NYTEX Petroleum Convertible Debentures”). Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our Common Stock, which may result in additional dilution of the existing ownership interests of our Common Stockholders.
     The terms of our indebtedness to PNC Bank and our transaction with WayPoint restrict our operations.
          We need consent from PNC Bank and WayPoint to engage in certain activities, including, but not limited to, incurring further indebtedness, granting any liens on our assets, disposing of our assets, entering into mergers, or conducting acquisitions. If appropriate consents cannot be obtained from PNC Bank and WayPoint, we may not be able to pursue capital-raising transactions or acquisitions that we believe are in our best interests and those of our stockholders.
     We are required to register various securities with the SEC under agreements with certain of our security holders and may be subject to certain monetary penalties if we do not do so.
          We filed a registration statement with the SEC registering for sale 9,663,333 shares of Common Stock issuable upon conversion of (i) the Debentures and (ii) Series A Preferred Stock, and upon exercise of both the Debenture Warrants and Series A Warrants. Pursuant to a registration rights agreement with the holders of the securities, we were required to file the registration statement on or before 60 days of the final closing of the Series A Preferred Stock offering, which was April 11, 2011. The holders of Series A Preferred Stock may demand a penalty equal to two percent of the amount of their investment, or $120,000, for each month after that date that the registration statement was not filed. We filed a Form S-1 registration statement on April 15, 2011, which was subsequently declared effective by the SEC on September 19, 2011.
          We may be required to file a registration statement with the SEC registering for sale those shares of Common Stock held by Diana Francis that were issued to her in the FDF Acquisition. If such shares held by Diana Francis are eligible to be resold in reliance on Rule 144 of the Act, our registration requirements with respect to her shares will lapse.
          After November 23, 2011, but only upon request, we are obligated to file a registration statement with the SEC registering for sale the shares of Common Stock that may be issued upon exercise of the WayPoint Warrants. After such time, WayPoint is also entitled to piggyback registration rights, if we register other securities with the SEC. If we are required to file a registration statement registering securities for resale by WayPoint and the registration statement is not timely filed, does not become effective within a certain time period, or ceases to be available for sales thereunder for certain time periods, then we must pay WayPoint an amount in cash equal to one percent (1%) of the value of WayPoint’s securities on the date of such event and each monthly anniversary thereof until cured, subject to a cap of ten percent (10%) of the value of WayPoint’s registrable securities.
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
          Domestic and international stock markets often experience significant price and volume fluctuations especially in times of economic uncertainty. In particular, the market prices of companies quoted on the Over-The-Counter Bulletin Board, where our shares of Common Stock are quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The public trading price of our Common Stock is likely to be volatile and could fluctuate widely in response to the following factors, some of which are beyond our control:
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
          We have a total of 200,000,000 shares of Common Stock authorized for issuance. As of September 30, 2011, we had 172,685,632 shares of Common Stock available for issuance. We have reserved 1,356,667 shares for conversion of our Debentures, 5,761,028 shares for conversion of our Series A Preferred Stock and 1,738,376 shares for issuance upon the exercise of outstanding warrants held by the Selling Security Holders. We have also reserved 400,000 shares of Common Stock in connection with stock grants to our employees and those of FDF. Additionally, our wholly-owned subsidiary NYTEX Petroleum, has issued debentures convertible into 586,507 shares of our Common Stock if fully converted. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Furthermore, the book value per share of our Common Stock may be reduced.
          The addition of a substantial number of shares of our Common Stock into the market or by the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our Common Stock. The future sales of shares of our Common Stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our Common Stock, as such warrants and options are likely to be exercised only at a time when the price of our Common Stock is greater than the exercise price.
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
          On November 3, 2011, we entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver (“First Amendment”) with PNC Bank. The effective date of the Amendment and Waiver is November1, 2011 (“First Amendment Effective Date”). The First Amendment amends the existing Senior Facility with PNC Bank. Pursuant to the First Amendment, PNC Bank waived each of the existing events of default under the Senior Facility, including the breach of the fixed charge coverage ratio and the breach of the reporting requirement covenant. The First Amendment also amended the Senior Facility, to, among other things:
•	Require the Company to obtain third-party financing for certain unencumbered real property of FDF no later than 180 days following the First Amendment Effective Date;

•	Modify the calculation of the fixed charge coverage ratio covenant;

•	Set monthly limitations on capital expenditures;

•	Modify the limitations on distributions;

•	Modify the limitations on certain indebtedness;

•	Modify the limitations on certain transactions with affiliates; and

•	Modify the timing and amount of any early termination fee.
          On September 30, 2011, we entered into a Forbearance Agreement (the “Forbearance Agreement”) with WayPoint relating to WayPoint’s mezzanine debt financing to the NYTEX Parties made pursuant to the WayPoint Purchase Agreement. Pursuant to the Forbearance Agreement, WayPoint agreed to forbear from exercising its rights and remedies resulting from (i) events of default under the WayPoint Purchase Agreement and (ii) our failure to repurchase the WayPoint Securities for an aggregate purchase price of $30,000,000, as demanded by WayPoint in its May 4, 2011 Put Notice, which failure resulted in an additional event of default under the WayPoint Purchase Agreement.
          To induce WayPoint to enter into the Forbearance Agreement, we have agreed to, among other things, within 60 days after the effective date of the Forbearance Agreement, September 29, 2011 (the “Forbearance Effective Date”), recapitalize the Company (the “Recapitalization”) by effecting a repurchase of the WayPoint Securities for the aggregate purchase price equal to the sum of $32,371,264 as of September 30, 2011 (which sum reflects the $30,000,000 amount set forth in the Put Notice plus accrued interest on other WayPoint Securities), plus interest accruing at the default rate set forth in the WayPoint Purchase Agreement through the closing date of the Recapitalization (the “Closing”), plus payment of reasonable legal fees and disbursements incurred by WayPoint.
          WayPoint’s agreement to forbear ends on the earlier of 60 days after the Forbearance Effective Date, (the “Forbearance Period”) or the occurrence of a “Forbearance Default,” defined in the Forbearance Agreement. The term “Forbearance Default” includes nine categories of events, which are listed in Section 1(f) of the Forbearance Agreement and which list includes, among other events, the occurrence of any Default or Event of Default (without taking into account any grace or cure periods) under the WayPoint Purchase Agreement other than the Current Events of Default, and failure to comply with any term, condition or covenant in the Forbearance Agreement.
          To induce the Company to enter into the Forbearance Agreement, WayPoint agreed to, among other things, until the earlier to occur of the Closing or the termination of the Forbearance Period, forbear from exercising rights and remedies under the WayPoint Purchase Agreement, including but not limited to (1) exercising warrant rights to acquire a majority of our outstanding common stock, (2) effecting any change in our officers or directors, (3) taking any further action to enforce any of its rights under the WayPoint Purchase Agreement with respect to events of default, and (4) having its financial advisor actively and publicly market Acquisition Inc., Oaks, and FDF for sale to a third party.
          On November 14, 2011, WayPoint provided a formal written notice (“Forbearance Default”) that the Company was in default of Section 1(f)(iii) the Forbearance Agreement, which required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence of progress toward such a proposed recapitalization that is satisfactory to WayPoint at its sole discretion. As a result, WayPoint may seek certain remedies afforded to them under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. We continue to negotiate with WayPoint to waive the default or amend the Forbearance Agreement. On November 18, 2011, WayPoint provided a written formal notice that allows us to continue the ability to repurchase the WayPoint Securities at the amount stated in the Forbearance Agreement through December 8, 2011. Accordingly, we continue with our efforts to effect the Recapitalization and continue to evaluate financing alternatives. However, there are no assurances that the Company will be successful with the Recapitalization or in its negotiations with WayPoint, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled. Due to cross-default provisions, the default under the Forbearance Agreement constitutes a default under the First Amendment with PNC Bank.

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
Michael K. Galvis
President and Chief Executive Officer

November 21, 2011

EXHIBIT INDEX

Exhibit	Document
2	Membership Interests Purchase Agreement by and among Registrant, Francis Drilling Fluids, Ltd., Francis Oaks, L.L.C. and the Members of Francis Oaks, L.L.C. dated November 23, 2010 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

3.1	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

3.2	Bylaws of Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

4.1	Form of Purchaser Warrant (filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Form of Control Warrant (filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.3	Form of Registration Rights Agreement between WayPoint Nytex, LLC and the Registrant dated November 23, 2010 (filed as Exhibit 10.8 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.4	Amended and Restated Certificate of Designation in respect of Senior Series A Redeemable Preferred Stock (filed as Exhibit 10.9 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.5	Amended and Restated Certificate of Designation in respect of Senior Series B Redeemable Preferred Stock (filed as Exhibit 10.10 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

Exhibit	Document
101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase.

101.LAB **	XBRL Taxonomy Extension Label Linkbase.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

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