Form 10-K
period 2011-12-31
NYTEX Energy Holdings, Inc.
filed 2012-04-05
CIK 1475899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $74.2 million assuming a market value of $6.00 per share.

As of February 29, 2012, the registrant had 27,467,723 shares of common stock outstanding.

Documents Incorporated by Reference

None

FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document relate to future events, including, but not limited to, any and all statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve known and unknown risks and uncertainties, including, but not limited to, those relating to the current economic downturn and credit crisis, the potential sale of our oilfield services business, the volatility of natural gas and oil prices, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, technological changes, our significant capital requirements, the potential impact of government regulations, adverse regulatory determinations, litigation, competition, business and equipment acquisition risks, availability of equipment, weather, availability of financing, financial condition of our industry partners, ability to obtain permits and other factors detailed herein. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Risk Factors” and in other sections of this Form. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

PART I

Item 1. Business

Dallas-based NYTEX Energy Holdings, Inc. is an energy holding company with operations centralized in two subsidiaries, Francis Drilling Fluids, Ltd. (“FDF”) and NYTEX Petroleum, Inc. (“NYTEX Petroleum”). FDF is a 35 year old full-service provider of drilling, completion and specialized fluids and specialty additives; technical and environmental support services; industrial cleaning services; equipment rentals; and transportation, handling and storage of fluids and dry products for the oil and gas industry. Headquartered in Crowley, LA, and delivering its products and services from 22 facilities in five states, FDF is a market leader in the transportation of oil and gas well fracturing proppants and a major supplier of liquid drilling and completion fluids in the United States. Within the transportation segment of the oilfield service industry, FDF’s fleet is one of the largest. FDF’s warehouses, storage capacity, transloading facilities, and 13 rail spurs provide proximity access to prominent oil and gas shale plays within the United States. Among over 160 customers, FDF serves oilfield service companies such as Halliburton, Baker Hughes, Cudd, and Weatherford; major and independent oil companies such as Shell, EnCana, Apache, and Chesapeake; and, proppant suppliers including St. Gobain, Santrol, and CMC Cometals. FDF delivers to oilfield operations in thirty-nine states. NYTEX Petroleum, Inc. is an exploration and production company focusing on early stage development of minor oil and gas resource plays within the United States.

References to “NYTEX,” the “Company,” “we,” “us,” “its,” or “our” refer to NYTEX Energy Holdings, Inc., and its two wholly-owned subsidiaries, FDF and NYTEX Petroleum. On September 8, 2010, we completed the disposition of our noncontrolling interest in Supreme Vacuum Services, Inc., an oilfield fluid service company specializing in drilling and production fluids transportation, sales, and storage. On November 23, 2010, through our newly-formed and wholly-owned subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), we acquired 100% of the membership interests of New Francis Oaks, LLC, formerly Francis Oaks, LLC (“Oaks”) and its wholly-owned operating subsidiary, FDF (together with Oaks, the “Francis Group”). The Francis Group has no other assets or operations other than FDF. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview—Oilfield Services for further discussion of the acquisition of FDF. We were originally incorporated in 1988, as Kismet, Inc., which conducted no operations until October 2008, at which time the Company’s name was changed to NYTEX Energy Holdings, Inc. and its newly-formed and wholly-owned subsidiary, NYTEX Petroleum, acquired the business and operations of NYTEX Petroleum, LLC, a Texas limited liability company. From October 2008 until the FDF acquisition, our operations were effected through NYTEX Petroleum, and, to a lesser extent, through a since sold subsidiary, Supreme Vacuum.

Marketing for Sale of FDF

We have focused on financing alternatives for the past two fiscal quarters and announced on October 13, 2011 that we had engaged an investment bank in order to restructure current outstanding obligations including the Company’s securities held by WayPoint, our mezzanine lender. On November 14, 2011, WayPoint provided a formal written notice that the Company was in default of a forbearance agreement we entered into with WayPoint in September 2011 (as more fully described at Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, Defaults Under Financing Arrangements). As a result, WayPoint initiated certain remedies afforded to it under the forbearance agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party.

Pursuant to its agreements, WayPoint has been directing the sale process and, although we have participated in such process, we do not control the ultimate disposition of FDF and we cannot guarantee whether FDF will be sold, the timing of any such sale, or the final sales price which may be received for FDF. The Company continues to evaluate the opportunities that it believes will be most beneficial to the Company’s shareholder value.

Petro Staffing Group, LLC

Beginning operations in March of 2012, Petro Staffing Group, LLC (“PSG”), a newly formed subsidiary of NYTEX Energy, is a full-service staffing agency which will provide the energy marketplace with temporary and full-time professionals. PSG will source, evaluate, and deliver quality candidates to address the growing shortage of oil & gas personnel. Headquartered in Dallas, Texas with a presence in Houston, Texas, PSG will operate nationwide. As of December 31, 2011 and the date of this report, PSG had no significant operations.

General Information About Us

Our headquarters is located at 12222 Merit Drive, Suite 1850, Dallas, Texas, 75251, and our telephone number is 972-770-4700. Our internet address is www.nytexenergyholdings.com.

General information about us, including our corporate governance policies can be found on our website. On our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities

Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1- 800- SEC- 0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other filings. The address of that site is www.sec.gov.

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

Oilfield Services — FDF

Founded in 1977 and headquartered in Crowley, Louisiana, FDF delivers its diversified range of products and services to 39 states from 22 facilities located in Louisiana, Texas, Oklahoma, Wyoming, and North Dakota. FDF has a current fleet of over 190 dry material pneumatic tank, fluid tank and industrial cleaning trucks and service rigs, 10 owned and leased rail spurs and nearly 150,000 barrels of liquid mud storage capacity. FDF is a full-service provider of drilling, completion and specialized fluids and specialty additives; technical and environmental support services, industrial cleaning services; equipment rental; and transportation, transloading, and contract warehousing of “frac” sand and ceramic proppant. Ceramic proppant is a sintered semi-crystalline alumina silicate, made from bauxite clay that is tumbled and fired into non-poisonous, odorless, inflammable, insoluble spheres used in hydraulic fracturing of subterranean formations surrounding wells to increase oil and gas output. We refer to “proppant material” to mean all of the forms of frac sands and ceramic proppants being used in the oil and gas industry for hydraulic fracture stimulations of oil and gas wells.

FDF Product Offerings

FDF’s suite of drilling and specialized fluids and specialty additive products includes water-based and oil-based liquid drilling mud, emulsifiers and wetting agents, alkalinity control agents, lost circulation & sealing products, corrosion inhibitors, casing scrubbers as well as lubricants, detergents and defoamers. FDF offers a complete range of high quality, field-proven products with the 24-hour dispatch and on-spot delivery including liquid water-based mud, oil water-based mud, completion fluids, specialized mixing, barite and hematite, viscosifiers, fluid conditioners, filtration control agents, shale stabilizers, and other specialty additive products. From bulk barite to a variety of specialty additives, FDF offers 24-hour delivery and nearly 150,000 barrels of storage capacity across the Gulf Coast region.

FDF Service Offerings

Equipment Rentals

FDF’s equipment rentals division rents frac tanks (super tanks), liquid mud barges, mud pumps, portable mixing units, gas busters, hoses and fittings, hydro blasters (hot/cold), and air movers.

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

Transloading Services

When our customers need to load and unload, warehouse, control inventory, and handle sand, cement, barite, fly ash and ceramic proppants, we are well equipped to serve them in our service areas. Our transloading services department provides the personnel, process, and equipment to help ensure the accuracy and integrity of our customers’ products.

We have rail facilities at the following locations:

• Clinton, OK	• Alice, TX	• Odessa, TX

• Weatherford, OK	• Kermit, TX	• Rock Springs, WY

• Lake Charles, LA	• Jefferson, TX	• Plaza, ND

Technical Services

FDF offers a full range of technical assistance and support services for every stage of the drilling project. Our on-site technical representatives provide water-base, oil-base and completion services. We believe our highly trained staff of fluid engineers offers practical knowledge and experience as required by our customers.

Environmental Support

With tough environmental regulations now affecting every phase of operations, understanding and complying with environmental law is of critical importance. We believe FDF has been and continues to be a leader in safe and responsible fluids handling and disposal. In every phase of safety, training and operations, FDF is dedicated to the support of our customers and the protection of the environment.

Fluids Services

FDF offers a full range of high quality fluid products and services with 24 hour dispatch and on-site delivery. Whatever the customer’s fluid needs, FDF stands ready with a solution for any application.

Cleaning Services

FDF offers a wide range of cleaning services to meet its customers’ needs. FDF’s dockside facilities have personnel and equipment stationed to readily and promptly respond. With the use of our mobile recycling system we can accommodate location based cleaning jobs in our service area.

Through the utilization of a fluids recycling system, FDF effectively generates no waste disposal associated with the cleaning of supply vessels that contain remnants of water-based, diesel-based, and synthetic-based muds, and selective completion fluids. Our process utilizes recycled products and allows the recycling of barite, cement, and gel. As a result, FDF achieves significant cost savings along with a lower environmental impact. Cleaning services include:

• Industrial Cleaning	• Barge Cleaning	• Rig Cleaning

• Vessel Cleaning	• Tank Cleaning	• Equipment Cleaning

Specialized Cleaning Equipment

With specialized mobile equipment and well trained personnel, FDF offers a very wide range of oil and gas industrial cleaning services able to reach the customers’ specific locations, in its ongoing attempts to meet the demands of the oil and gas industry.

Oil and Gas — NYTEX Petroleum

NYTEX Petroleum’s predecessor, NYTEX Petroleum LLC, was engaged in fee-based administrative and management services related to crude oil and natural gas properties. It also engaged in the acquisition, generation, promotion, development, exploration, and participation in the drilling and production of oil and gas properties directly, through affiliations with independent operating partners and by acquiring participations in properties that are potential resources for the production of oil and gas.

NYTEX Petroleum is engaged in the acquisition, development, and resale of oil and gas leasehold properties in Texas. We also acquire overriding royalty and working interests in the leasehold properties’ production of oil and gas reserves. In addition, we provide land services to third party oil and gas companies whereby, through the use of contract landmen, we acquire oil and gas leases in areas specified by the customers. Our growth initiatives focus on the acquisition and sale of leasehold acreage within early-stage tight rock oil and gas resource plays. We believe these plays exist and can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies. Since beginning these activities in early 2011, NYTEX has acquired overriding and working interests in nearly 25,000 leasehold acres in Young, Jack, Palo Pinto and Stephens Counties of Texas. With eight landmen currently under contract and working in these areas, we have an increasing number of leasehold acres in various stages of acquisition and development for NYTEX.

During 2011, we sold certain oil and gas assets consisting of non-operated working interests in oil and gas properties and a 73% operated working interest in the Panhandle Field consisting of 320 acres with six wells producing approximately 23 barrels of oil equivalent per day from the Red Cave and Panhandle Lime formations.

Other Business Data

Competitive Edge

FDF is the oldest continuously operating drilling fluids company on the Gulf Coast. We believe FDF employees have the longest average tenure of any Gulf Coast fluids company and are empowered to satisfy its customers. We believe that FDF’s growth and long-term success would not have been possible without the commitment and hard work of its people. Many of FDF’s core processes are supported by personnel that have demonstrated their loyalty to the company over the years and have contributed their energy, ideas and their enthusiasm for FDF’s work. We believe that this allegiance and dedication are a source of FDF’s competitive edge and the foundation for its future.

FDF’s fleet size is one of the largest within the transportation segment of the Oilfield Services industry that it operates in. When FDF’s fleet size is combined with its growing amount of warehouse and storage capacity, transloading facilities, and rail spurs located in or deliverable to the major shale plays, we believe FDF possesses a competitive edge for the inland distribution of proppant material, cement, barite, and flyash.

FDF’s state-of-the-art equipment assists in maintaining highly-qualified and motivated employees to facilitate superior customer service. We believe FDF is the industry pacesetter in providing innovative environmental solutions. Based on storage capacity, FDF’s liquid mud storage program is a leader in the Gulf Coast with 150,000 barrels of capacity. FDF also utilizes the latest communication technology to provide its customers with timely and efficient logistical support.

Our strategy within NYTEX Petroleum is to enter early into emerging oil resource plays. Now that the technology in the shales has extended to conventional tight rock limestone and carbonate reservoirs, the same horizontal drilling and multi-stage shale fracture stimulation technologies are being applied to increase daily production rates and ultimate recoveries of oil and gas. In the last year, we have been able to acquire significant acreage positions in oil resource plays in North Texas at low costs and utilize our extensive network of associates, landmen, partners, and customers within the oil and gas industry working in these plays. We access funding for our leasehold acreage acquisitions through land bank partners, develop our geology, and then sell the high-graded leasehold properties to industry partners to drill and develop the properties. Through originating the acquisition, we generate upfront transaction fees, retain carried working interests in the leases and wells, and retain overriding royalties. Therefore, we do not take exploration risk in our early-stage development of oil and gas properties.

Environmental Regulations

Our operations routinely involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants, and other regulated substances. Various environmental laws and regulations require prevention, and when necessary, cleanup, of spills and leaks of such materials, and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits.

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

Customers

Our customers include major international oilfield service companies, major oil companies, independent oil and gas production companies, frac sand suppliers, ceramic proppant manufacturers, and proppant retailers. Of our consolidated revenues during the year ended December 31, 2011, Baker Hughes accounted for approximately 22% and Halliburton Energy Services accounted for approximately 10%.

Employees

As of February 29, 2012, we had 452 employees within our Oilfield Services business and five employees between our Oil and Gas business and at the corporate holding company level. Our employees are not represented by a labor union and are not covered by collective bargaining agreements.

Additional Information

For additional information on our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Results of Operations” and “Note 18, Segment Information,” set forth in Item 15, “Exhibits, Financial Statement Schedules.”

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In evaluating our business, you should carefully consider all of the risks described or incorporated by reference in this Annual Report. If any of the risks discussed in this report actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen the value of our common stock could decline significantly and you may lose all or a part of your investment. These risk factors are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to identify or predict all such factors and, therefore, you should not consider these risks to be a complete statement of all the uncertainties we face.

Risk factors relating to our operations

We are in default under our mezzanine debt agreement and our senior facility. If we are otherwise unable to reach an agreement to resolve our defaults, our lenders can exercise remedies which ultimately could require us to curtail or cease our operations.

On April 13, 2011, we received a letter from PNC Bank, National Association (“PNC”), as lender, notifying us of the occurrence and continued existence of certain events of default under our senior debt facility. In particular, PNC notified us of the breach of a fixed charge coverage ratio covenant and breach of our reporting requirements. We negotiated with PNC to obtain a waiver of the defaults. On November 3, 2011, we entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver (the “First Amendment”) with PNC, which was effective as of November 1, 2011 (the “First Amendment Effective Date”). The First Amendment amended our Senior Facility and PNC waived each of the existing events of default under the Senior Facility, including the breach of the fixed charge coverage ratio and the breach of the reporting requirement covenant.

As a result of the April 2011 defaults under our Senior Facility, on April 14, 2011, we received a letter from WayPoint, our mezzanine lender, stating we were in default of the WayPoint Purchase Agreement, for defaults similar to the PNC defaults plus our failure to pay dividends when due. Because of these defaults WayPoint had the right to exercise the Control Warrant. If WayPoint exercised the Control Warrant, it would own 51% of our outstanding Common Stock. In addition to being in default under the WayPoint Purchase Agreement, on May 4, 2011, WayPoint provided us with the Put Notice regarding its election to cause us to repurchase all securities that WayPoint acquired in connection with the WayPoint Purchase Agreement for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. These securities are more fully described under (i) the Risk Factor entitled “Exercise of the WayPoint Control Warrant would result in a change in control,” and (ii) the Risk Factor entitled “The WayPoint Warrants possess full anti-dilution provisions, and may result in a duplication of dilution.” We did not and do not have the funds available to repurchase these securities.

On September 30, 2011, pursuant to the terms of a forbearance agreement (the “Forbearance Agreement”) we entered into with WayPoint (as more fully discussed at Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, Defaults Under Financing Arrangements), WayPoint agreed to forbear for a period of 60 days from exercising its rights and remedies resulting from (i) events of default under the WayPoint Purchase Agreement and (ii) the NYTEX Parties’ failure to repurchase the WayPoint Securities, as demanded by WayPoint in the Put Notice. This failure resulted in an additional event of default under the WayPoint Purchase Agreement.

To induce WayPoint to enter into the Forbearance Agreement, we agreed to, among other things, within 60 days after September 29, 2011, recapitalize the Company. This recapitalization was to be accomplished by repurchasing the WayPoint Securities for $32,371,264 as of September 30, 2011 (which sum reflected the $30,000,000 amount set forth in the Put Notice plus accrued interest on other WayPoint Securities), plus interest accruing at the default rate set forth in the WayPoint Purchase Agreement through the closing date of the Recapitalization. We also agreed to pay reasonable legal fees and disbursements incurred by WayPoint.

On November 14, 2011, WayPoint provided a formal written notice (“Forbearance Default”) that the Company was in default of Section 1(f)(iii) the Forbearance Agreement. This provision required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence, satisfactory to WayPoint, in its sole discretion, of progress toward the proposed recapitalization. As a result, WayPoint initiated certain remedies afforded to it under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. We continue to evaluate financing alternatives. However, there are no assurances that the Company will be successful in its negotiations with WayPoint, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled, including the sale of FDF to a third party.

Due to cross-default provisions, the default under the Forbearance Agreement also constituted a default under the First Amendment with PNC.

Because we are in default under the Senior Facility, PNC may at any time exercise any of its remedies under the Senior Facility. These remedies include the potential acceleration of the amounts owed, which we may not have the ability to pay. If the debt is accelerated and we are unable to pay, we could experience materially higher interest expenses, and PNC could seek to satisfy the debt by foreclosing on its liens on some or all of our assets, which are pledged to secure the Senior Facility, or could pursue other legal action. Substantially all of FDF’s personal property is security under the Senior Facility, as is our administrative offices in Crowley, LA. Any acceleration of our debt could require us to curtail or cease our operations.

As a result of its right to designate a majority of the board of directors of our subsidiary, Acquisition Inc., and to designate a majority of our board of directors, WayPoint may be deemed to have control over our significant subsidiary and our board. WayPoint could have interests that are in addition to, or different from the interests of our stockholders generally and that could create potential conflicts of interest.

In exchange for WayPoint’s $20 million investment, which was used to finance our acquisition of FDF, our newly created subsidiary Acquisition Inc. issued WayPoint 20,750 shares of Senior Series A Redeemable Preferred Stock. Acquisition Inc. is the sole owner of Francis Oaks, LLC, which in turn wholly owns FDF. As long as any such shares are outstanding, the holders of such shares, voting as a single class, are entitled to elect two members to the board of Acquisition Inc. Upon the occurrence of a default, as defined in the WayPoint Purchase Agreement, and as more fully described under the Risk Factor entitled “Exercise of the WayPoint Control Warrant would result in a change of control,” that remains uncured for 75 days, the holders of a majority of shares of Senior Series A Redeemable Preferred Stock may increase the number of directors constituting the board of directors of Acquisition Inc. up to that number that would give such holders control of a majority of the board, and to designate such additional directors. On May 9, 2011, WayPoint notified Acquisition Inc. that, because of the continuing occurrences of default, it elected to increase the board from four members to five, and designated Mr. J.J. Schickel, Jr. to fill this newly created position. Mr. Schickel served in this capacity until May 20, 2011, when WayPoint replaced Mr. Schickel with Mr. Lee Buchwald. As of December 31, 2011, the board of Acquisition Inc. included Michael K. Galvis, Bryan A. Sinclair, John Henry Moulton (a WayPoint designee), Thomas Drechsler (a WayPoint designee) and Mr. Buchwald (a WayPoint designee). Although members of a board of directors owe fiduciary duties to all stockholders, WayPoint has interests that are in addition to, or potentially different from the interests of our stockholders generally. These interests could create potential conflicts of interest.

The newly-constituted board of Acquisition, Inc. has taken action to change the officers and directors of some of our subsidiaries. On May 10, 2011, the board of Acquisition Inc. voted to remove Michael Galvis as president and Kenneth Conte as chief financial officer, treasurer and secretary of both Francis Oaks and FDF and replace them with Mike Francis as president and Jude Gregory as chief financial officer, treasurer and secretary. Also on May 10, 2011, the board of Acquisition Inc. voted to remove all directors and managers, as applicable, of Francis Oaks and FDF, and replace them with Messrs. Moulton, Drechsler, Galvis, Schickel and Conte as the directors and managers, as applicable, of such entities. Mr. Schickel served in this capacity until May 20, 2011, when WayPoint replaced Mr. Schickel with Mr. Lee Buchwald. Mr. Conte resigned from his role as a director and manager of Acquisition Inc., Francis Oaks, and FDF on November 14, 2011.

As holder of our one outstanding shares of Series B Preferred Stock, and because of the continued breaches under the WayPoint Purchase Agreement, WayPoint, subject to the terms of the Forbearance Agreement, has the right to increase size of our board of directors up to that number that would give WayPoint the right to appoint a majority of our board, and to designate such additional directors. While initially WayPoint appointed two directors to our board, those directors subsequently resigned. As of the date of this report, WayPoint has no designees serving on our board of directors.

FDF may be sold on terms which we do not control.

Because of the continued breaches under the WayPoint Purchase Agreement and pursuant to the terms of such agreement and the Forbearance Agreement, WayPoint has exercised its right to pursue a sale of our significant subsidiary, FDF. Pursuant to its agreements, WayPoint has been directing this process and, although we have participated in such process, we do not control the ultimate disposition of FDF. Because of the exercise of WayPoint’s rights, we cannot guarantee whether FDF will be sold, the timing of any such sale, or the final sales price which may be received for FDF. In addition, if FDF is sold, there is no guarantee the proceeds of such a sale would be sufficient to satisfy all of our obligations including our obligations to WayPoint or provide proceeds to the Company.

Our business model may substantially change if FDF is sold.

FDF accounts for approximately 99 percent of our current revenues and approximately 97 percent of our assets and the provision of drilling fluids and oil and gas well fracturing proppants through FDF has been our primary business strategy since we acquired FDF. If FDF is sold, we will need to consider either further acquisitions in the oilfield services arena, expand our development of oil and gas reserves, or consider other potential business opportunities. In exploring different opportunities, some may prove not to be viable or advisable and we will not develop every business we evaluate. Further, exploring new business models and opportunities can be time consuming, result in significant expenses that may never be recouped and may divert management’s attention from our existing businesses. Even if we determine to further develop a business, the integration of any new business into our existing structure will likely be complex, time consuming and potentially expensive and could disrupt business operations if not completed in a timely and efficient manner. Any failure to identify new business opportunities, successfully integrate any new businesses with our current structure or receiving the anticipated benefits of any new business could have a material adverse effect on our business, financial condition and operating results.

Our historical financial results may not be indicative of future results if FDF is sold.

Because FDF represents the most significant proportion of our assets and revenues, if FDF is sold, our historical financial results may provide only a limited basis for you to assess our business and our historical financial results are not indicative of future financial results.

Our independent auditors have expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing.

The continuation of our business is dependent upon us resolving the defaults under our loan agreements, raising additional financial support, and maintaining profitable operations. In addition, the possible sale of FDF could significantly impact our operations and our ability to continue as a going concern. If we should fail to continue as a going concern, you may lose all or a part of the value of your entire investment in us.

Due to the uncertainty of our ability to meet our current operating expenses and the defaults under our loan agreements noted above, in their report on the annual financial statements for the years ended December 31, 2011 and 2010, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. This “going concern” opinion could impair our ability to access certain types of financing or may prevent us from obtaining financing.

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

We now have, and expect to continue to have, a significant amount of indebtedness. Our outstanding indebtedness includes the Senior Facility, various secured equipment loans, and the convertible debentures. In addition, we are obligated to accrue dividends payable on our Series A Preferred Stock and on the Senior Series A Redeemable Preferred Stock of Acquisition Inc. As of December 31, 2011, we owed $17,234,005 under our senior credit facility and $3,205,514 under the convertible debentures and had accrued dividends of $3,201,264 on our Senior Series A Redeemable Preferred Stock of Acquisition Inc. and $530,354 on our Series A Preferred Stock. We currently do not have the funds available to satisfy these obligations.

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

We also have other put or redemption obligations that may restrict the funds we can devote to operations. The holder of the Senior Series A Redeemable Preferred Stock has the right to cause Acquisition Inc. to redeem such shares. The redemption price would be equal to 104% of the Stated Amount after the third anniversary of issuance of such shares. Following the fourth anniversary of the issue date, and through May 23, 2016, the redemption price would equal 103% of the Stated Amount. In either case, we would also be required to pay all dividends, declared and unpaid on the Senior Series A Redeemable Preferred Stock through the redemption date.

After the earliest to occur of (a) a change of control, (b) an occurrence of a default that remains uncured for seventy-five days (or is cured by payment of all amounts owed to the holders of the Senior Series A Redeemable Preferred Stock), and (c) May 23, 2016, Acquisition Inc. is required to redeem the Senior Series A Redeemable Preferred Stock at 100% of the Stated Amount, together with all accrued and unpaid dividends thereon as of the redemption date. If Acquisition Inc. is required to redeem these shares, and we or it does not have available funds, we may have to curtail or cease operations.

We need additional capital, and the sale of additional shares or other equity securities would result in additional dilution to our stockholders.

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements, including the cash requirements that may be due under the Senior Facility, our Preferred Stock, or the WayPoint Purchase Agreement. However, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures, through the sale of selected assets deemed unnecessary to our business, and improvements to results from operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. We cannot assure you that any additional equity sales or financing will be available in amounts or on terms acceptable to us, if at all. The sale of additional equity securities would result in additional dilution to our stockholders and, depending on the amount of securities sold, could result in a significant reduction of your percentage interest in us. The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financing covenants that would further restrict our operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

In the last part of 2008, oil and gas prices declined rapidly, resulting in decreased drilling activities. During the second half of 2009, oil prices began to increase and remained relatively stable through the latter half of 2010 and into 2011, which has resulted in increased drilling activities and an expansion of oil-driven markets. However, natural gas prices continued to decline significantly through most of 2009 and remained depressed throughout 2010 and 2011, which resulted in decreased activity in the natural gas-driven markets. Limitations on the availability of capital, or higher costs of capital, for financing expenditures have caused, and may continue to cause, oil and gas producers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending may curtail drilling programs as well as discretionary spending on well services, which could result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. As a result of these conditions, our customers’ spending patterns have become increasingly unpredictable, making it difficult for us to predict our future operating results. Additionally, any of these conditions or events could adversely affect our operating results.

We cannot control activities on properties that we do not operate and are unable to control their proper operation and profitability.

We do not operate the properties in which we own an ownership interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operations of these properties. The failure of an operator on these properties to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could negatively impact our operations. The success and timing of drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including:

•	the nature and timing of the operator’s drilling and other activities;

•	the timing and amount of required capital expenditures;

•	the operator’s geological and engineering expertise and financial resources;

•	the approval of other participants in drilling wells; and

•	the operator’s selection of suitable technology.

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

Our customers consist primarily of major and independent oil and gas companies. During 2011, our top five customers accounted for 45% of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.

Our business strategy includes growth through the acquisitions of other businesses. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. This strategy may require external financing, which we may not be able to secure at all, or on favorable conditions, and which are governed by and subject to restrictive covenants under our existing financial obligations including with WayPoint and PNC.

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

Other factors may also inhibit our ability to find enough workers to meet our employment needs. Our services require skilled workers who can perform physically demanding work. As a result of our industry volatility and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. We believe our success is dependent upon our ability to continue to employ and retain skilled technical personnel. Our inability to employ or retain skilled technical personnel may adversely affect our ability to complete our ongoing projects or engage new business in the future, which generally could have a material adverse effect on our operations.

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

The occurrence of a significant event or adverse claim in excess of the insurance coverage we maintain or which is not covered by insurance could have a material adverse effect on our financial condition and results of operations. In addition, claims for loss of oil and gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.

Our operations are subject to inherent risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.

We maintain insurance coverage we believe to be customary in the industry against these hazards including marine and non-marine property and casualty, workers’ compensation, water pollution/environmental, and liability insurance. Our policy limits for these policies range up to $10,000,000 per occurrence with deductibles ranging up to $25,000. Our water pollution/environmental insurance coverage contains limits which range up to $5,000,000 with a $2,500 deductible. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As a result, not all of our property is insured.

We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party data and historical claims history. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks we are exposed to, or, even if available, it may be inadequate, or prohibitively expensive. It is likely that, in the future, our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination. Our insurance program is administered by an officer of the Company, is reviewed not less than annually with our insurance brokers and underwriters, and is reviewed by our Board of Directors on an annual basis.

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

The warrant we issued to WayPoint in connection with the financing of the FDF Acquisition gives WayPoint the ability to purchase up to 35% of the outstanding shares of our Common Stock (the “Purchaser Warrant”).The Purchaser Warrant also provides anti-dilution protection so that the number of shares that may be purchased pursuant to the Purchaser Warrant, will be equal to 35% of the then outstanding shares of our Common Stock on a fully-diluted basis, as measured at the time of full exercise of the Purchaser Warrant. WayPoint also holds an additional warrant (the “Control Warrant” and collectively with the Purchaser Warrant, the “WayPoint Warrants”) to purchase a sufficient number of shares of our Common Stock so that, measured at the time of exercise, the number of shares of Common Stock issued or issuable pursuant to the WayPoint Warrants represents 51% of our outstanding Common Stock on a fully-diluted basis. The exercise price of both WayPoint Warrants is $0.01 per share.

The Control Warrant is exercisable only if certain default conditions exist. Because of the anti-dilution provisions of the Control Warrant, each time we issue additional shares of its Common Stock, for whatever reason, the number of shares of Common Stock issuable upon exercise of the WayPoint Warrants automatically increases. In the event one or both of the WayPoint Warrants is exercised, it will substantially dilute the voting and economic interests of all other holders of our Common Stock. As discussed above, the Control Warrant is exercisable, but exercise thereof is subject to the Forbearance Agreement.

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

The Control Warrant becomes exercisable upon the earliest to occur of (i) the occurrence of a Default (defined below) that remains uncured for seventy-five days (but which can be subsequently cured by payment of all amounts owed to the holders of the Senior Series A Redeemable Preferred Stock); (ii) the date on which a Change of Control (defined below) occurs, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms; (iii) seventy-five days after the date on which the third Default has occurred within a consecutive twelve-month period; and (iv) May 23, 2016, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms (the “Default Conditions”). As stated in more detail above, certain of the Default Conditions have occurred, and the Control Warrant is, as of the date of this report, exercisable.

The term “Default” includes 14 categories of events which are described in Section 11.1 of the WayPoint Purchase Agreement. These events include, without limitation, the occurrence of any of the following:

• the failure of Acquisition Inc. to timely make a redemption payment to the Senior Series A Redeemable Preferred Stock shareholders;

• the failure of Acquisition Inc. to timely make a dividend payment to the Senior Series A Redeemable Preferred Stock shareholders;

• our failure or the failure of Acquisition Inc. to perform covenants in the WayPoint Purchase Agreement;

• our failure to meet a fixed-charge coverage ratio, leverage ratio or minimum EBITDA test specified in the WayPoint Purchase Agreement;

• we or any of our subsidiaries becomes in default on other indebtedness, individually or in the aggregate, in excess of $250,000;

• we, Acquisition Inc., Francis Oaks, LLC, FDF or any FDF subsidiary (the “Francis Group”) becomes subject to bankruptcy or receivership proceedings;

• a judgment or judgments is entered against us, Acquisition Inc. or the Francis Group in excess of $1,000,000, and such judgment is not satisfied;

• we, Acquisition Inc. or the Francis Group breaches a representation or warranty in the WayPoint Purchase Agreement or the documents related thereto;

• a Change of Control occurs; or

• certain liabilities in excess of $250,000 arise under ERISA.

The term “Change of Control” means (i) a sale of shares of our stock, Acquisition Inc. or Francis Group, or a merger involving any of them, as a result of which holders of the voting capital stock of the applicable entity immediately prior to such transaction do not hold at least 50% of the voting power of the applicable entity or the resulting or surviving entity or the acquiring entity; (ii) a disposition of all or substantially all of our assets, Acquisition Inc. or Francis Group; (iii) a voluntary or involuntary liquidation, dissolution or winding up by us, Acquisition Inc. or Francis Group; (iv) either Michael K. Galvis or Michael G. Francis shall sell at least five percent (5%) of our equity held by them immediately prior to such sale; (v) Michael K. Galvis ceases to be our chief executive officer and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement ceases to be our chief executive officer and is not replaced by a candidate suitable to WayPoint within 30 days; or (vi) Michael G. Francis ceases to be the chief executive officer of FDF and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement ceases to be the chief executive officer of FDF and is not replaced by a candidate suitable to WayPoint within 30 days.

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

As of December 31, 2011, we had (i) outstanding Convertible Debentures which are convertible into an aggregate of 1,356,667 shares of our Common Stock at a conversion price of $1.50 per share, (ii) 5,761,028 shares of Series A Preferred Stock which are convertible into an aggregate of 5,761,028 shares of our Common Stock at $1.00 per share, (iii) warrants to purchase 1,291,000 shares of our Common Stock at an exercise price of $2.00 per share of our Common Stock and (iv) outstanding 9% convertible debentures issued by NYTEX Petroleum which are convertible into an aggregate 586,507 shares of Common Stock at a conversion price of $2.00 per share (the “NYTEX Petroleum Convertible Debentures”). This potential dilution is in addition to the dilution which could be caused by exercise of the WayPoint Warrants.

Further, any additional financing we may secure could require the granting of rights, preferences or privileges senior to those of our Common Stock, which may result in additional dilution of the existing ownership interests of our Common Stockholders.

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

Only upon request, we are obligated to file a registration statement with the SEC registering for sale the shares of Common Stock that may be issued upon exercise of the WayPoint Warrants. After such time, WayPoint is also entitled to piggyback registration rights if we register other securities with the SEC. If we are required to file a registration statement registering securities for resale by WayPoint and the registration statement is not timely filed, does not become effective within a certain time period, or ceases to be available for sales thereunder for certain time periods, then we must pay WayPoint an amount in cash equal to one percent (1%) of the value of WayPoint’s securities on the date of such event and each monthly anniversary thereof until cured, subject to a cap of ten percent (10%) of the value of WayPoint’s registrable securities.

We are subject to the reporting requirements of federal securities laws, compliance with which is expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we were a privately held company.

Our compliance with the Sarbanes Oxley Act and SEC rules concerning internal controls are time consuming, difficult, and costly.

As a reporting company, it is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. In order to comply with our obligations, we hired additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s requirements regarding internal controls, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly traded companies to obtain.

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

The market price for our Common Stock may be particularly volatile given our status as a smaller reporting company with a relatively small and thinly-traded “float.” You may be unable to sell your Common Stock at or above your purchase price, if at all, which may result in substantial losses to you.

The market for our Common Stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. As noted above, our Common Stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Our Common Stock has only recently begun trading. We expect our Common Stock to be thinly-traded. You may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public trading market for our Common Stock will develop or be sustained due to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume. Even if we come to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Common Stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained or that current trading levels will be sustained.

Our Common Stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their Common Stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

We do not anticipate paying any dividends.

We presently do not anticipate we will pay any dividends on our Common Stock in the foreseeable future. The payment of dividends on our Common Stock, if any, would be contingent upon our revenues, earnings, capital requirements, and our general financial condition. We will pay dividends on our Common Stock only if and when declared by our board of directors. The ability of our board of directors to declare a dividend is subject to restrictions imposed by Delaware law and under our financing arrangements, including our Series A and Series B Preferred Stock. Additionally, we may not pay a dividend on our Common Stock until we are current in dividends payable on our Series A Preferred Stock, as discussed more fully above under the Risk Factor, “Our indebtedness and other payment obligations could restrict our operations and make us more vulnerable to adverse economic conditions.” In determining whether to declare dividends, our board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our Common Stock.

We have a total of 200,000,000 shares of Common Stock authorized for issuance. As of December 31, 2011, we had 172,532,277 shares of Common Stock available for issuance. We have reserved 1,356,667 shares for conversion of our 12% convertible debentures, 5,761,028 shares for conversion of our Series A Preferred Stock, and 1,331,095 shares for issuance upon the exercise of outstanding warrants held by these security holders. We have also reserved 400,000 shares of Common Stock in connection with stock grants to our employees and those of FDF. Additionally, our wholly-owned subsidiary NYTEX Petroleum, has issued debentures convertible into 586,507 shares of our Common Stock if fully converted. (In addition, see Risk Factors, “The WayPoint Warrants possess full anti-dilution provisions, and may result in a duplication of dilution”, and “Exercise of the WayPoint Control Warrant would result in a change in control.”) We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Furthermore, the book value per share of our Common Stock may be reduced.

The introduction of a substantial number of shares of our Common Stock into the market or by the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our Common Stock. The future sales of shares of our Common Stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our Common Stock, as such warrants and options are likely to be exercised only at a time when the price of our Common Stock is greater than the exercise price.

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

Item 2. Properties

Our corporate headquarters comprises approximately 3,700 square feet of leased office space, and is located at 12222 Merit Drive, Suite 1850, Dallas, Texas. Our primary administrative office for Francis Drilling Fluids is located in Crowley, Louisiana and includes approximately 12,250 square feet of office and approximately 78,000 square feet of warehouse and production space on approximately 32 acres of land.

The following is a summary of our leased and owned properties:

Location	Leased or Owned	Approximate Sq. Ft.	Approximate Acreage	Facility Type
Ada, OK	Leased	100	1.00	Trucking Terminal, Office

Alice, TX	Leased	53,700	8.87	Office, Warehouses, Mud Plant, Tanks, Silos
				Mixing Pits, Trucking Terminal, Wash Rack,

Alice, TX	Owned	100,000	20.00	Warehouse

Berwick, LA	Leased	18,984	2.25	Warehouse, Office, Mobile Residences, Docks,
				Mud Plant, Tanks, Mixing Pits, Wash Rack

Cameron, LA	Leased	11,841	3.50	Mud Plant, Office Building, Tanks, Mixing Pits
				Docks, Residential Quarters

Clinton, OK	Owned	9,600	6.26	Office, Mechanics Garage, Silos, Weigh Station
				Rail Spur, Trucking Terminal

Coushatta, LA	Owned	3,510	17.00	Rail Spur, Wash Rack, Mud Plant

Crowley, LA	Owned	65,542	31.60	Office Building, Warehouses, Mechanics Garage,
				Mud Plant, Tanks, Mixing Pits, Wash Rack,
				Blasting Shed

Crowley, LA	Leased	12,800	2.08	Airstrip and hangar

Dayton, TX	Owned	8,200	6.00	Mud Plant, Warehouse, Mixing Pits, Wash Rack,
				Mobile Residence/Office, Mixing Pits, Tanks

Fourchon, LA	Leased	18,593	3.70	Mud Plant, Office building, Mud Plant, Tanks,
				Mobile Residences, Mixing Pits, Docks

Intracoastal City, LA	Leased	5,109	2.38	Warehouse, Mud Plants, Mud Tanks, Dock,
				Mixing Pits

Jefferson, TX	Santrol	300	3.50	Trucking Terminal, Rail Spur, Weigh Station

Kermit, TX	Leased	300	5.50	Rail Spur, Weigh Station, Silos

Lake Charles, LA	Leased	5,109	2.38	Office and Warehouse, Trucking Terminal

Lake Charles Port, LA	Leased	140,000	—	Warehouse, Docks, Silos

Lafayette, LA	Leased	9,000	—	Office space

Odessa, TX	Owned	12,750	43.44	Office and Warehouse, Rail Spur, Weigh Station,
				Silos, Trucking Terminal

Plaza, ND	Leased	—	—	Rail Spur, Yard

Rock Springs, WY	Owned	12,800	5.58	Office and Warehouse, Silos, Weigh Station,
				Rail Spur, Trucking Terminal

Rock Springs, WY	Leased	40	5.90	Rail Spur, Weigh Station

Sallisaw, OK	Owned	11,140	6.00	Office and Warehouse, Trucking Terminal,
				Mechanics Garage

Victoria, TX	Owned	11,300	3.83	Office and Warehouse, Mud Plant, Wash Rack,
				Tanks, Mixing Pits, Residential Quarters

Weatherford, OK	Leased	—	3.60	Rail Spur, Yard

Dallas, TX	Leased	2,415	—	Corporate office space

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

Reserve Rule Changes

The SEC issued its final rule on the modernization of oil and gas reporting (the “Reserve Ruling”) went into effect in January 2010 and the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-03 (“ASU 2011-03”) “Extractive Industries – Oil and Gas,” which aligns the estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932 with the Reserve Ruling. The Reserve Ruling and ASU 2011-03 are effective for Annual Reports on Form 10-K for fiscal years ending on or after December 31, 2009. The key provisions of the Reserve Ruling and ASU 2011-03 are as follows:

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

Oil and Natural Gas Reserves

We did not have significant oil- and gas-producing activities during the year ended December 31, 2011. During 2011, we shifted our strategy from oil and gas production to early stage development of minor oil and gas resource plays. The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for the year ended December 31, 2010:

2010
Production
Average gas sales price per mcf	$4.10
Average oil sales price per bbl	$73.79
Average production cost per boe	$27.82
Net oil production (bbl)	3,751
Net gas production (mcf)	8,709
Productive wells—oil
Gross	12
Net	7
Productive wells—gas
Gross	21
Net	3
Developed acreage
Gross	5,605
Net	541
Undeveloped acreage
Gross	—
Net	—
Drilling activity
Net productive exploratory wells drilled	—

The reserve data, present value, and engineering report with respect to our proved developed producing oil and gas reserves as of December 31, 2010, which report is more fully described in Exhibit 99, was prepared by a third party petroleum consulting firm, LaRoche Petroleum Consultants, Ltd., which meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NYTEX did not perform any recompletions to place proved developed non-producing (“PDnP”) reserves it reported as of December 31, 2009 into production during 2010. After performing a review of recompletions and new drills in the area surrounding the NYTEX PDnP reserves and finding no new data to make its 2009 PDnP reserve calculations invalid, the 2009 PDnP reserve volumes were updated with the 2010 SEC pricing and revised differentials as provided by LaRoche Petroleum Consultants were used to calculate the PDnP reserves as of December 31, 2010.

The Panhandle Field Producing Property containing the PDnP reserves consists of ten producing wells on 328 acres in Moore and Hutchinson counties in the Texas Panhandle. NYTEX held a 73% working interest and was the operator of the producing oil and gas leaseholds. The PDnP reserves are based on the ten existing wells being re-frac’ed in the Red Cave formation, with seven successes and three dry holes. Initial production used in the PDnP reserve study for each of the successful wells was estimated at 16.67 bopd and 20 mcfd with total cumulative production per successful well, net to NYTEX, estimated to be 11,820 barrels of oil and 21,190 mcf of gas. In October 2009, NYTEX Petroleum successfully performed one modern style refrac in the Red Cave formation on an existing well which commercially produced continuously from such time through the date the Company disposed of its interest in the Panhandle Field Producing Property. On May 9, 2011, effective May 1, 2011, the Company sold its entire interest in the Panhandle Field Producing Property. Since the refrac completed in October 2009 and as of the date of this report, we have not performed any hydraulic fracturing on wells that we own or operate.

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

We maintain internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with the rules and regulations provided by the SEC. Michael Galvis, our CEO, is primarily responsible for overseeing the preparation of the reserve estimates and has over 26 years of experience in the oil and gas industry. Numerous uncertainties exist in estimating quantities of proved reserves. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As of December 31, 2011 and 2010, we did not have any delivery commitments.

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

Table 1

TOTAL PROVED RESERVES (12/31/2010 as of date)

	Net Proved Developed			Net Proved Undeveloped			Net Total Proved
	PDP & PDnP			PUD			PDP, PDnP & PUD
	Oil (bbl)	Gas (mcf)	PV 10 ($) (1) (2)	Oil (bbl)	Gas (mcf)	PV 10 ($) (1) (2)	Oil (bbl)	Gas (mcf)	PV 10 ($) (1) (2)
Misc. Non-Operated	1,911	2,181	43,250	0	0	0	1,911	2,181	43,250
Panhandle Field	114,190	172,180	4,108,339	0	0	0	114,190	172,180	4,108,339

TOTALS:	116,101	174,361	4,151,589	0	0	0	116,101	174,361	4,151,589

TABLE 1A

TOTAL PROVED RESERVES WITH BOE (12/31/2010 as of date, 6 mcf per barrel of oil)

	$000,.,	$000,.,	$000,.,	$000,.,	$000,.,	$000,.,	$000,.,	$000,.,	$000,.,
	Net Proved Developed			Net Proved Undeveloped			Net Total Proved
	PDP & PDnP			PUD			PDP, PDnP & PUD
	Oil (bbl)	Gas (mcf)	BOE	Oil (bbl)	Gas (mcf)	BOE	Oil (bbl)	Gas (mcf)	BOE
Misc. Non-Operated	1,911	2,181	2,275	0	0	0	1,911	2,181	2,275
Panhandle Field	114,190	172,180	142,887	0	0	0	114,190	172,180	142,887

TOTALS:	116,101	174,361	145,162	0	0	0	116,101	174,361	145,162

(1)	The PV-10 value as of December 31, 2010 is pre-tax and was determined utilizing the twelve-month un-weighted arithmetic average of the first day of the month price for the period January through December 2010. Gas prices are referenced to a Henry Hub (HH) price of $4.38 per MMBtu, as published in Platts Gas Daily, and are adjusted for energy content, transportation fees, and regional price differentials. Oil and NGL prices are referenced to a West Texas Intermediate (WTI) crude oil price of $75.96 per barrel, as posted by Plains Marketing, L.P., and are adjusted for gravity, crude quality, transportation fees, and regional price differentials. These reference prices are held constant in accordance with SEC guidelines. The weighted average prices after adjustments over the life of the properties are $75.15 per barrel for oil, $4.37 per mcf for gas, and $52.66 per barrel for NGL. Management believes that the presentation of PV-10 value may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. Therefore, we have included a reconciliation of the measure to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows in footnote (2) below). Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of NYTEX Petroleum’s oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of NYTEX Petroleum’s reserves to other companies. Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and natural gas properties and in evaluating acquisition candidates. The PV-10 value is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by NYTEX Petroleum. PV-10 value should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.
(2)	Future income taxes and present value discounted (10%) future income taxes were $1,064,010 and $930,029, respectively. Accordingly, the after-tax PV-10 value of Net Total Proved Reserves (or “Standardized Measure of Discounted Future Net Cash Flows”) is $3,221,560.

Item 3. Legal Proceedings

Other than ordinary routine litigation incidental to our business, certain additional material litigation follows:

On August 26, 2010, two suits were filed by Kevin Audrain and Lori Audrain d/b/a Drain Oil Company (“Plaintiffs”) against NYTEX Energy, one as Cause No. 39360 in the 84th District Court in Hutchinson County, Texas, and the other as Cause No. 10-122 in the 69th District Court in Moore County, Texas. Both suits were filed by Plaintiffs and both relate to 75.0% of certain producing oil and gas leaseholds in those counties of the Texas panhandle (the “Panhandle Field Producing Property”). On August 1, 2009, NYTEX Petroleum acquired and assumed operations of the Panhandle Field Producing Property from Plaintiffs. The Plaintiffs allege that NYTEX Petroleum did not engage in a well re-completion (refrac) operation as required by the purchase document between Plaintiffs and NYTEX Petroleum (the “Purchase Document”). As a result of this alleged lack of performance, Plaintiffs believe they are entitled to pursue repurchase of the Panhandle Field Producing Property in accordance with a buyback provision set forth in the Purchase Document. The Company believed that NYTEX Petroleum had performed as required. The Company had filed answers to both suits. On May 9, 2011, effective May 1, 2011, the Company entered into a Compromise Settlement Agreement and Release of All Claims agreement (the “Settlement”) with the Plaintiffs whereby all parties reached a full and final settlement of all claims to both lawsuits. In exchange for the release of all claims to both suits, concurrent with the Settlement, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the Plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the year ended December 31, 2011.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

A public trading market for our common stock began trading on April 1, 2011, and our common stock is now traded in very limited quantities under the symbol “NYTE” on the OTCQB market tier, an interdealer quotation system operated by OTC Markets Group, Inc. The range of closing prices for our common stock, as reported during each quarter since April 2011 was as follows.

Quarter Ended	High	Low
June 30, 2011	$6.00	$1.20
September 30, 2011	$6.00	$0.51
December 31, 2011	$1.48	$0.51

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 20, 2012, the closing price of our common stock was $0.72 per share.

Holders

As of February 29, 2012, we had approximately 27,467,723 shares of common stock outstanding held by a total of approximately 320 stockholders of record.

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

As of the date of this report we believe 1,077,114 of our shares of common stock are eligible for non-affiliate resale pursuant to Rule 144.

Dividends

We have not historically and do not currently anticipate that we will declare or pay cash dividends on our common stock in the foreseeable future. We will pay dividends on our common stock only if and when declared by our Board of Directors. The ability of our Board of Directors to declare a dividend is subject to restrictions imposed by Delaware law and by restrictions under certain of our financing arrangements. In determining whether to declare dividends, our Board of Directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

As of the date of this report, we do not have any equity compensation plans other than performance-based stock awards granted to certain employees of the Company and its subsidiaries pursuant to terms negotiated under individual employment agreements for such employees with no exercise price. The following table sets forth the number of shares of restricted common stock outstanding under such plans and the number of shares that remain available for issuance under such plans, as of February 29, 2012.

	Total Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Stock
Plan Category	Number (a)	Weighted-average exercise price (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	3,900,468	—	—

Total	3,900,468	—	—

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

We are an energy holding company consisting of two operating segments:

Oil and Gas -	consisting of our wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of oil and natural gas reserves; and

Oilfield Services -	consisting of our wholly-owned subsidiary, Francis Drilling Fluids, Ltd. (“FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services and equipment rental for the oil and gas industry.

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

Sustained high oil prices continue to positively impact the number of active rigs drilling in North America. The EIA expects the price of West Texas Intermediate (WTI) crude oil to average about $106 per barrel in 2012, $11 per barrel higher than the average price last year. Further, the EIA expects that natural gas consumption will increase 3.1% from 2011 with large gains in electric power use offsetting declines in residential and commercial use. According to Baker-Hughes, active domestic rigs averaged 2,010 in the fourth quarter of 2011 compared to 1,949 rigs in the third quarter of 2011 and 1,835 rigs and 1,721 rigs in the second and first quarters of 2011, respectively. For the full year, active domestic rigs averaged 1,879 rigs for the year 2011 compared to 1,546 rigs and 1,089 rigs for the years 2010 and 2009, respectively. This represents a greater than 21% increase in active domestic rigs for 2011 compared to 2010. As a result of these industry developments, we believe that the current high level of drilling will continue and near-term demand for our oil and gas revenues and oilfield products and services will remain favorable.

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

Oil and Gas

NYTEX Petroleum, Inc. is an exploration and production company focusing on early stage development of minor oil and gas resource plays.

In August 2009, we acquired a 75% ownership in the Panhandle Field Producing Property, a 320 acre producing oil and gas property in the Texas panhandle consisting of 18 wells. As the new operator, we performed technically proven fracture stimulations known as “refracs” on approximately ten of the existing wells. We successfully completed the first refrac and put it into commercial oil production. The property lies within the vast Panhandle Field that extends into Oklahoma and Kansas, which since its discovery in 1918, has produced approximately 1.1 billion barrels of oil and 36 trillion cubic feet of gas, all at depths above 3,000 feet. Beginning in the first quarter 2010 and through the third quarter of 2010, we sold or transferred a portion of our 75% working interest in the Panhandle Field Producing Property for $859,408 in cash, recognized a gain on sale of $ 578,872, and retained a 28.16% working interest.

In December 2010, we re-acquired all but a 2.0% share of the 45.33% share sold earlier in the year for total consideration transferred of approximately $1,451,858. The total consideration transferred consisted of approximately $26,063 cash, 616,291 shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or approximately $1,146,301, 9% demand notes totaling approximately $237,458, and interests in existing NYTEX Petroleum properties with an estimated fair value of $42,036. In May 2011, in connection with a settlement of claims against the Company, the Company sold its entire interest in the Panhandle Field Producing Property for the purchase price of $782,000 (See Part I, Item 3, Legal Proceedings, for further information). As of December 31, 2011, we no longer have an interest in the Panhandle Field Producing Property.

With our recent focus more on the acquisition, development, and resale of oil and gas leasehold properties in Texas, we have acquired overriding and working interests in nearly 25,000 leasehold acres in Young, Jack, Palo Pinto, and Stephens Counties of Texas. We believe these plays can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies.

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

Results of Operations

On November 23, 2010, we acquired FDF for total consideration of $51.8 million. The results of FDF are included in our consolidated statement of operations from the acquisition date. Accordingly, nearly all of the line items reported in our consolidated statement of operations for the year ended December 31, 2011 have increased significantly as a result of recognizing a full year benefit of FDF’s operations compared to the amounts reported in our consolidated statement of operations for the year ended December 31, 2010.

Selected Data

	December 31,
	2011	2010
Financial Results
Revenues - Oilfield Services	$84,553,671	$7,090,463
Revenues - Oil and Gas	707,570	781,887

Total revenues	85,261,241	7,872,350

Total operating expenses	87,971,998	11,806,228
Total other expense	(20,022,516)	15,713,688

Income (loss) before income taxes	$17,311,759	$(19,647,566)
Income tax provision	559,267	3,299

Net income (loss)	$16,752,492	$(19,650,865)

Income (loss) per share
Basic	$0.61	$(0.98)

Diluted	$0.23	$(0.98)

Weighted average shares outstanding
Basic	26,711,840	20,149,999

Diluted	73,556,473	20,149,999

Operating Results
Adjusted EBITDA - Oilfield Services	$10,883,338	$918,869
Adjusted EBITDA - Oil and Gas	21,447	(1,909,949)
Adjusted EBITDA - Corporate and Intersegment Eliminations	(3,656,059)	(3,818,411)

Consolidated Adjusted EBITDA(1)	$7,248,726	$(4,809,491)

(1)

See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net income (loss), which is presented in accordance with GAAP.

Year ended December 31, 2011 compared to the year ended December 31, 2010

Revenues. Total revenues increased for the year ended December 31, 2011 compared to the prior year period primarily as a result of recognizing a full year of FDF operations. Oil and gas revenues decreased $74,317, or 9.5%, for the year ended December 31, 2011 primarily due to an increase in land lease revenue of $437,740 attributable to a shift in our strategy to early stage development of minor oil and gas resource plays, offset by the decrease in revenues related to the Gulf Coast rental boom/sales boom income. During 2010, we recognized Gulf Coast rental boom/sales boom income of $468,291. The Gulf Coast boom project ended in 2010, therefore, we did not have any Gulf Coast rental boom/sales boom income in 2011. We expect revenues related to land lease as well as oil and gas sales income from carried interests to increase in the future as we expand our land plays as well as add new operating partners.

Cost of goods sold – drilling fluids. Cost of goods sold – drilling fluids increased $2,562,343 in the current year ended December 31, 2011 compared to the prior year ended December 31, 2010 due primarily to recognizing a full year of FDF operations.

Oil & gas lease operating expenses. Lease operating expenses decreased $73,265, or 51%, in the current year ended December 31, 2011 compared to the prior year ended December 31, 2010 due principally to the sale of our interest in the Panhandle Field Producing Property in the first half of 2011 and a general reduction in drilling activities related to our shift in strategy to early stage development of minor oil and gas resource plays during 2011.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization increased over the prior year period due primarily to recognizing a full year of FDF operations.

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses increased for the year ended December 31, 2011 compared to the prior year ended December 31, 2010 due primarily to recognizing a full year of FDF operations. SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, fuel, and insurance costs.

Gain on sale of assets, net. In 2011, loss on sale of assets, net consists primarily of the aggregate loss recognized on the disposal of equipment and autos at FDF. In 2010, gain on sale of assets, net consists of the aggregate gain recognized on the sale of the Panhandle Field Producing Property totaling $578,872, offset by the loss on the disposal of the Lakeview Shallows property totaling $111,970.

Interest expense. Interest expense increased for the year ended December 31, 2011 compared to the prior year period due primarily to recognizing a full year of FDF operations and the related increase in outstanding debt during 2011 as compared to the amount of debt outstanding during 2010.

Change in fair value of derivative liabilities. The decrease in the current year as compared to an expense in the prior year of $13,301,755 is due to the change in the fair value of the warrants associated with the WayPoint Transaction, the issuance of the 12% Convertible Debentures due January 2014, and the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock, as these instruments were deemed to be derivatives. The significant decrease in fair value of the liability for the year ended December 31, 2011 compared to the prior year ended December 31, 2010 is due principally to (i) acceleration of the expected maturity date of the WayPoint Securities related to WayPoint’s initiation of marketing for sale of FDF and (ii) reduction in the market value of the Company’s common stock. We recognize changes in the respective fair values in the consolidated statements of operations.

Accretion of preferred stock liability. Reflects the accretion of the face amount of $20,750,000 related to the Senior Series A Redeemable Preferred Stock issued in connection with the WayPoint Transaction in November 2010 over the term of the instruments of approximately 5.5 years.

Equity in loss of unconsolidated subsidiaries. The loss of unconsolidated subsidiaries of $317,158 for the year ended December 31, 2010 is due primarily to the sale of Supreme Vacuum in September 2010. There was no equity in loss of unconsolidated subsidiaries during the year ended December 31, 2011.

Loss on sale of unconsolidated subsidiary. We recognized a loss for the year ended December 31, 2010 due to the sale of Supreme Vacuum in September 2010. There was no such loss for the year ended December 31, 2011.

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

	December 31,
	2011	2010
Reconciliation of Adjusted EBITDA to GAAP Net Income (loss):
Net income (loss)	$16,752,492	$(19,650,865)
Income tax provision	559,267	3,299
Interest expense	5,096,015	832,164
DD&A	8,830,660	772,826
Change in fair value of derivative liabilities	(28,903,066)	13,301,755
Accretion of preferred stock liability	3,772,727	398,232
Loss on litigation	1,069,065	—
(Gain) loss on sale of asset	71,566	(466,902)

Consolidated Adjusted EBITDA	$7,248,726	$(4,809,491)

Liquidity and Capital Resources

Our working capital needs have historically been satisfied through equity and debt investments from private investors, loans with financial institutions, and through the sale of assets. Historically, our primary use of cash has been to pay for acquisitions and investments such as FDF and the Panhandle Field Producing Property, service our debt, and for general working capital requirements.

Defaults Under Financing Arrangements

Our loan agreements and the agreements relating to our other financing arrangements generally require that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our Senior Facility with PNC Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the Senior Facility loan agreement constituted a default and on April 13, 2011, PNC, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of its other rights and remedies. On April 14, 2011, we received a letter from WayPoint, as mezzanine lender, stating we were in default of the WayPoint Purchase Agreement, for defaults similar to the PNC defaults plus our failure to pay dividends when due and, therefore, that WayPoint now has the right to exercise the Control Warrant.

On November 3, 2011, we entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver (“First Amendment”) with PNC Bank. The effective date of the Amendment and Waiver was November 1, 2011 (“First Amendment Effective Date”). The First Amendment amended the existing Senior Facility with PNC Bank. Pursuant to the First Amendment, PNC Bank waived each of the existing events of default under the Senior Facility, including the breach of the fixed charge coverage ratio and the breach of the reporting requirement covenant. The First Amendment also amended the Senior Facility, to, among other things:

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

Due to cross-default provisions and other covenant requirements, we remained, as of December 31, 2011, in default under the WayPoint Purchase Agreement. The amounts reported on our consolidated balance sheet as December 31, 2011 and 2010 related to the WayPoint Purchase Agreement include a derivative liability totaling $5,343,000 and $32,554,826, respectively, which are reported as current liabilities on our consolidated balance sheets. Additionally, we have not paid dividends on the Senior Series A Preferred Stock of Acquisition Inc. held by WayPoint due to restrictions preventing the payment of such dividends while in default under the Senior Facility. As of December 31, 2011, we owed dividends of

$3,201,264 to WayPoint. As a result, WayPoint became entitled to seek certain remedies afforded to them under the WayPoint Purchase Agreement including the right to (i) exercise their Control Warrant, or (ii) exercise their put right and receive a waiver of defaults, or (iii) initiate collection efforts regarding any unpaid dividends and repurchase securities.

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

To induce WayPoint to enter into the Forbearance Agreement, we agreed to, among other things, within 60 days after the effective date of the Forbearance Agreement, September 29, 2011, recapitalize the Company by effecting a repurchase of the WayPoint Securities for an aggregate purchase price equal to the sum of $32,371,264 as of September 30, 2011 (which sum reflects the $30,000,000 amount set forth in the Put Notice plus accrued interest on other WayPoint Securities), plus interest accruing at the default rate set forth in the WayPoint Purchase Agreement through the closing date of the Recapitalization, plus payment of reasonable legal fees and disbursements incurred by WayPoint.

WayPoint’s agreement to forbear ended on the earlier of 60 days after the Forbearance Effective Date, (the “Forbearance Period”) or the occurrence of a “Forbearance Default,” defined in the Forbearance Agreement. The term “Forbearance Default” includes nine categories of events, which are listed in Section 1(f) of the Forbearance Agreement and which list includes, among other events, the occurrence of any Default or Event of Default (without taking into account any grace or cure periods) under the WayPoint Purchase Agreement other than the Current Events of Default, and failure to comply with any term, condition or covenant in the Forbearance Agreement.

To induce the Company to enter into the Forbearance Agreement, WayPoint agreed to, among other things, until the earlier to occur of the closing of a recapitalization or the termination of the Forbearance Period, refrain from exercising rights and remedies under the WayPoint Purchase Agreement, including but not limited to (1) exercising warrant rights to acquire a majority of our outstanding common stock, (2) effecting any change in our officers or directors, (3) taking any further action to enforce any of its rights under the WayPoint Purchase Agreement with respect to events of default, and (4) having its financial advisor actively and publicly market Acquisition Inc., Oaks, and FDF for sale to a third party.

On November 14, 2011, WayPoint provided a formal written notice (“Forbearance Default”) that the Company was in default of Section 1(f)(iii) the Forbearance Agreement, which required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence of progress toward such a proposed recapitalization that is satisfactory to WayPoint at its sole discretion. As a result, WayPoint initiated certain remedies afforded to them under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. We continue to evaluate financing alternatives. However, there are no assurances that the Company will be successful in its negotiations with WayPoint, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled, including the sale of FDF to a third party. Due to cross-default provisions, the default under the Forbearance Agreement constituted a default under the First Amendment with PNC Bank.

Accordingly, at December 31, 2011 and 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,234,005 and $17,472,137, respectively, and was, because of the default, reported within current liabilities on the consolidated balance sheet at December 31, 2011 and 2010.

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under either the Senior Facility or the WayPoint Purchase Agreement. We are currently evaluating long-term financing alternatives that would allow us to comply with the terms of the WayPoint Purchase Agreement and enhance our working capital position, including the marketing for sale of FDF to a third party. Although these constraints have caused us to significantly scale back the rate at which we implement our business strategy, we believe these actions should preserve our viability, provide additional time to execute our business priorities, and allow us to satisfy our financial defaults and to resolve our working capital deficit. However, there can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

Our future capital requirements will depend on many factors and we may require additional capital beyond our currently anticipated amounts. Any such required additional capital may not be available on reasonable terms, if at all, given our prospects, the current economic environment and restricted access to capital markets. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; and strategic partnerships may result in terms which reduce our economic potential from any adjustments to our existing long-term strategy. Our continuation as a going concern is dependent upon attaining and maintaining profitable operations, resolving the defaults under certain of our loan agreements discussed above, and raising significant additional capital. The financial statements for the years ended December 31, 2011 and 2010 do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we discontinue operations.

The following represents a summary of our capital raises during 2010 and 2011.

$2.15 Million 12% Convertible Debenture Offering

In August 2010, we initiated a $2.15 million offering of convertible debt (“12% Convertible Debenture”) to fund our ongoing working capital needs. Terms of the 12% Convertible Debenture were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of 180 days from the date of issuance; (ii) convertible at any time prior to maturity at $1.50 per share of the Company’s common stock; and, (iii) each unit includes a three-year warrant to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share for a period of three years from the effective date of the warrant. As of October 12, 2010, we had raised the full $2.15 million under the 12% Convertible Debenture offering including warrants to purchase up to 430,000 shares of the Company’s common stock. In addition, we also issued 45,000 shares of the Company’s common stock to certain 12% Convertible Debenture holders as an inducement to acquire the 12% Convertible Debenture. During 2011, the 12% Convertible Debentures were amended twice, ultimately extending the maturity date to October 2012.

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

On November 3, 2011, we entered into a First Amendment with PNC Bank. The effective date of the First Amendment was November 1, 2011. See Defaults Under Financing Arrangements within Liquidity and Capital Resources of Item 7 for further discussion.

The Senior Facility is subject to financial and other covenants and is secured by a first lien on all of the assets of Acquisition Inc., including its interests in and all of the assets of FDF.

Private Placement—Series A Convertible Preferred Stock

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

During 2011, we issued a total of 374,901 shares of common stock related to conversions of the Series A Convertible Preferred Stock and issued a total of 506,573 shares of common stock related to the exercise of warrants granted in connection with the issuance of Series A Convertible Preferred Stock.

Other Financings

In March 2006, NYTEX Petroleum LLC entered into a $400,000 revolving credit facility (“Facility”) with one of its founding members to be used for operational and working capital needs. In August 2008, the revolving nature of the Facility was terminated, with the then unpaid principal balance of $295,000 on the Facility effectively becoming a note payable to the non-executive founding member. The Facility was amended to provide for interest, payable monthly, at 6% per annum, a security interest in the assets of NYTEX Petroleum LLC (now NYTEX Petroleum) and the personal guarantee of NYTEX Petroleum LLC’s two founding members. In May 2009, the Facility was further amended pursuant to a letter agreement such that principal and any unpaid interest on the note payable to the non-executive founding member was to be paid in full upon completion of the $5,850,000 private placement of common stock, which had not occurred as of February 18, 2010. The letter agreement was further amended as of February 18, 2010, to require monthly principal payments of $3,000 plus interest for eighteen months beginning March 1, 2010 and ending September 1, 2011. At the end of this eighteen-month period, the remaining principal balance and any unpaid interest are due in a lump sum. There is no penalty for early payment of principal. In August 2011, the facility was further amended, extending the maturity date to September 1, 2012. As of December 31, 2011, the amount outstanding under the Facility was $138,000.

In July 2009, the Company entered into various Bridge Loans totaling $950,000, the proceeds of which were used for the acquisition of the Panhandle Field Producing Property, its initial development costs, and working capital purposes. The Bridge Loans originally matured on January 31, 2011, with 12.5% interest for the period, or 25% per annum, payable at maturity. The Bridge Loans have been amended multiple times to extend the maturity date. On August 23, 2010, the agreement with the Bridge Loan holders extended the maturity date of principal and interest to September 1, 2010, with no penalties for prepayment. Interest was payable at rates of 25% and 18% per annum. On September 1, 2010, the remaining Bridge Loans (all at an interest rate of 18% per annum) were further amended to extend the maturity date to December 1, 2010, with one option to extend the maturity date to July 1, 2011. The remaining Bridge Loans were paid in full in May 2011.

In August 2011, we entered into a $200,000 promissory note with a third party. The promissory note was due in full along with accrued, unpaid interest at the fixed rate of 18% at maturity, on November 24, 2011. As an inducement to enter into the promissory note, we agreed to pay the holder of the promissory note a one-time fee of $11,000 and 20,000 shares of our common stock, which would be paid on maturity. Both of these items are accounted for as a premium to the promissory note. As of December 31, 2011, the balance on the promissory note payable was $244,000. During the first quarter of 2012, the promissory note was paid in full.

Cash Flows

The following table summarizes our cash flows and has been derived from our audited financial statements for the years ended December 31, 2011 and 2010.

	December 31,
	2011	2010
Cash flows provided by (used in) operating activities	$2,134,034	$(1,054,155)
Cash flow used in investing activities	(4,252,401)	(41,566,581)
Cash flow provided by financing activities	1,913,686	42,812,098

Net increase (decrease) in cash and cash equivalents	(198,681)	191,362
Beginning cash and cash equivalents	209,498	18,136

Ending cash and cash equivalents	$10,817	$209,498

Cash flows from operating activities improved from a cash outflow of $1,054,155 for the year ended December 31, 2010 to a cash inflow of $2,134,034 for the year ended December 31, 2011 due to net income of $16,752,492 compared to a net loss of $19,650,865 in the prior year, which was offset by a change in the derivative liability of $28,903,066 as well as increases in non-cash adjustments affecting earnings including an $8,057,834 increase in DD&A, $1,069,065 from the loss on litigation related to the settlement of two lawsuits including the Panhandle Field Producing Property, $186,248 of amortization of debt discount related to financings associated with the FDF acquisition, and $3,772,727 of accretion of the Senior Series A Redeemable Preferred Stock related to the FDF acquisition.

Cash flows used in investing activities decreased by $37,314,180 for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of cash used in the prior year to acquire FDF in November 2010. During 2011, we had $5,761,498 of additions to property, plant, and equipment compared to only $1,886, 205 for the prior year.

Cash flows provided by financing activities decreased by $40,898,412 for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of financing arrangements in the prior year in connection with the FDF acquisition. These financing arrangements included net proceeds totaling $5,029,011 from the issuance of the Series A Convertible Preferred Stock; proceeds totaling $2,150,000 from the issuance of the 12% Convertible Debentures; proceeds from the WayPoint Transaction accounted for as a derivative liability totaling $19,253,071; and, net borrowings under notes payable including the revolving facility totaling $17,752,722. For the year ended December 31, 2011, there were not any proceeds received related to the issuance of 12% convertible debentures or preferred stock. Also, all activity related to the senior facility represented a net payment of $518,717.

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

Long-lived Assets

Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If it is determined that the carrying amount may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as the price of oil and gas, production volumes and costs, drilling activity, and economic conditions could significantly affect these estimates.

We evaluate impairment of our oil and gas properties on a property-by-property basis and estimate the fair value based on discounted cash flows expected to be generated from the production of proved reserves.

Assets Held for Sale

We classify assets as held for sale when management approves and commits to a formal plan of sale, our expectation is that the sale will likely be completed within one year, and it is unlikely that significant changes to the plan of sale will be made or the plan of sale will be withdrawn. The carrying value of the net assets of the business held for sale are then recorded at the fair market value, less costs to sell. As of December 31, 2011 and 2010, we did not have any assets that met the criteria.

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

Income Taxes

We are subject to current income taxes assessed by the federal government and various state jurisdictions in the United States. In addition, we account for deferred income taxes related to these jurisdictions using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2011 and 2010.

Recent Accounting Pronouncements

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In 2011, the FASB issued accounting ASU No. 2011-05 as amended by ASU No. 2011-12 that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The ASUs do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASUs 2011-05 and 2011-12 will not impact our results of operations, financial position or cash flows.

In September 2011, the FASB issued an accounting pronouncement related to intangibles — goodwill and other

(FASB ASC Topic 350), which allows entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted FASB ASC Topic 350 during the fourth quarter of 2011. The implementation of this guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the chief executive officer and chief financial officer, concluded that, as of December 31, 2011, our internal control over financial reporting was not effective related to the accounting for income taxes as described below.

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

Material Weaknesses in Internal Controls Over Financial Reporting

Based on their evaluation, our chief executive officer and chief financial officer concluded that, as a result of the following material weakness in internal control over financial reporting, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure:

•

The Company did not maintain effective controls over accounting for income taxes, including the determination and reporting of deferred income taxes and the related income tax provision. Specifically, (i) management relied on spreadsheets prepared by the Company’s outside tax consultant that were extremely complex and difficult to update and review; and (ii) due to recent turnover with the Company’s outside tax consultant, inexperience with the Company’s income tax accounting processes, procedures and controls including the spreadsheets resulted in insufficient preparation and timely review of the income tax accounts for the year ended December 31, 2011.

Management’s Remediation Plans

We have begun to implement a number of remediation steps to address the material weakness discussed above and to improve our internal control over income tax accounting. Specifically, the following have been, are being or are planned to be implemented: engaging experienced tax consultants; organizational structure changes which better integrate the tax and accounting functions; enhancement of our processes and procedures, including implementing a simplified spreadsheet approach for determining, documenting, and calculating our income tax provision; and increasing the level of certain tax review activities during the financial close process.

The measures described above should remediate the material weakness identified and strengthen our internal controls over income tax accounting. Management is committed to improving the Company’s internal control processes. As the Company continues to evaluate and improve its internal control over income tax accounting, additional measures to address the material weakness or modifications to certain of the remediation procedures described above may be identified. We expect to complete the required remedial actions during 2012.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

During the year ended December 31, 2011, our management completed corrective actions to remediate certain of the material weaknesses identified in our 2010 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ending March 31, 2011, June 30, 2011, and September 30, 2011. Specifically, the following actions were taken with respect to each of the following identified material weaknesses:

•

The Company did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP. In March 2011, we established and filled the position of Vice President – Finance with experience in complex financial, accounting, and reporting matters and responsibilities over accounting operations, treasury, internal controls, and external SEC reporting. In addition, in April 2011, we established and filled the position of Senior Controller of Accounting Operations and Consolidations with experience in complex financial and accounting matters and responsibilities over accounting operations, certain treasury functions, and internal controls.

•

The Company did not have a proper segregation of duties in certain areas of its financial reporting process. During 2011, we implemented additional period-end financial close and consolidation procedures including increasing the frequency and type of account reconciliations. In addition, we established and filled the position of Senior Controller.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

Our named executive officers include:

Name	Age	Position
Michael K. Galvis	55	President, Chief Executive Officer and Director of NYTEX
Bryan A. Sinclair	47	Vice President and Chief Financial Officer of NYTEX
Michael G. Francis	64	President and Chief Executive Officer of FDF
Jude Gregory	44	Chief Financial Officer of FDF

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

Bryan A. Sinclair was appointed Vice President and Chief Financial Officer effective November 14, 2011. Mr. Sinclair joined the Company in March 2011 as Vice President of Finance. Prior to joining NYTEX, Mr. Sinclair worked at Behringer Harvard as Chief Accounting Officer for Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity REIT II, Inc. from 2007 to 2010. Prior to joining Behringer Harvard, Mr. Sinclair worked at Celanese Corporation (CE:NYSE) as Director-Global SOX Risk and Control from 2005 to 2007. From 2002 to 2005, Mr. Sinclair served as Corporate Controller for Lone Star Technologies, Inc., a Dallas-based provider of oilfield tubulars and services. From 1993 to 2002, Mr. Sinclair worked in the Dallas office of PricewaterhouseCoopers, the last three years serving as a manager in their audit/attestation practice. Mr. Sinclair received a Bachelor of Sciences – Finance degree from Arizona State University and a Bachelor of Arts – Accounting degree from the University of Arizona. Mr. Sinclair is a certified public accountant in the State of Texas. Mr. Sinclair is 47 years old.

Michael G. Francis was appointed President and Chief Executive Officer of FDF effective November 23, 2010 and as a director of NYTEX on April 14, 2011. Previously and for the past 34 years, Mr. Francis acted as Director, President and Chief Executive Officer of FDF prior to the NYTEX’s acquisition of FDF. A native of Jena, LA, Francis has been in the oilfield all of his adult life. Francis began FDF in 1977, and has overseen its growth to where it now employs over 400 people and operates nearly 200 trucks. He and his wife Marcia are members of the East Bayou Baptist Church in Lafayette, Louisiana. He is the past Louisiana Republican Party State Chairman (1995-2001) and Finance Chairman (1993-94); he is a former member of the Executive Board for the Boy Scouts of America – Acadia Parish and currently serves on the Executive Boards of the Welcome House of Acadia Parish and the Community Outreach Corporation. Mr. Francis also serves on the Louisiana College Board of Trustees. He has received awards for his volunteerism and business success such as Business Man of the Year, The Distinguished Citizen Award and the Silver Beaver Award from the Boy Scouts of America.

Jude N. Gregory was named Vice President and Chief Financial Officer of Francis Drilling Fluids, Ltd. (FDF) on November 23, 2010 as part of the acquisition of FDF by NYTEX Energy Holdings, Inc. Gregory has served as CFO of FDF since September 2002 having served the seven prior years as the company’s Controller. Prior to his years at FDF, he held several management positions with Albertson’s Food & Drug. Gregory earned his Bachelor of Science in Business Administration (Accounting) from the University of Southwestern Louisiana, now the University of Louisiana-Lafayette. In 1985, he was presented with his Eagle Scout Award by the Boy Scouts of America. Gregory continues to be active with the scouts as well as many other church and civic organizations.

Members of Our Board of Directors

During 2011, our directors included:

Name	Age	Position
Michael K. Galvis	55	President, Chief Executive Officer and Director of NYTEX
William G. Brehmer	53	Director
Jonathan Rich	43	Director

Michael K. Galvis. See “Executive Officers” for biographical information about Mr. Galvis.

William G. Brehmer has been director of the Company since October 31, 2008. Mr. Brehmer acted as Chief Operating Officer and Vice President of the Company from October 31, 2008 to March 24, 2010, and also has served in such capacities for NYTEX Petroleum, Inc. since October 31, 2008. Mr. Brehmer has over 25 years of experience in the oil and gas industry in the areas of contract administration, natural gas marketing, natural gas processing, natural gas liquids marketing, business planning, funding and implementation of oil and gas drilling projects, technology marketing and sales and commercial fuel marketing and operations. From April 1, 2006, through October 31, 2008, he was a Consulting Analyst and Contract Administrator for NYTEX Petroleum, LLC. From November 1, 2005, through March 31, 2006, he was an Analyst and Contract Administrator for Petro-Quest Exploration, Inc., a privately held Texas corporation engaged in the acquisition and development of oil and natural gas reserves in the U.S. From December 12, 2003, through October 31, 2005, he was President of Petro-Frac Corporation, a privately held Texas corporation focused on identifying, acquiring and developing shallow (above 4,000 feet), Austin Chalk oil reserves in east Texas. Mr. Brehmer graduated from the University of South Dakota with a B.S. in Business Administration.

Jonathan Rich has served as director since November 2010. Mr. Rich was appointed as director per the terms of the Series A Preferred Stock of the Company (See the discussion on National Securities in Transactions With Related Persons below). Mr. Rich has been the Executive Vice President and Head of Investment Banking of National Securities Corporation, a full-service investment banking firm, since July 2008. Mr. Rich had been the Executive Vice President and Director of Investment Banking of vFinance Investments, Inc. since July 2005, and assumed his current position with National Securities when vFinance was acquired by National Securities in July 2008. Mr. Rich had previously served as Senior Vice President and Managing Director of Corporate Finance at First Colonial Financial Group since January 2001. First Colonial Financial was, in turn, acquired by vFinance in July 2005. Mr. Rich graduated from Tulane University with an interdisciplinary major in economics, political science, history and philosophy and received a joint J.D. / M.B.A. degree from Fordham University with a concentration in corporate finance.

2011 Director Compensation

During the year ended December 31, 2011, directors neither received nor accrued compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.

Code of Ethics

The Company’s Code of Business Conduct and Ethics can be found on the Company’s website located at http://www.nytexenergyholdings.com/PoliciesAndProcedures.asp. Any stockholder may request a printed copy of the Code of Ethics by submitting a written request to the Company’s Corporate Secretary. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company will disclose the information on its website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.

Corporate Governance

Board Meetings and Committees; Annual Meeting Attendance

During 2011, the Company’s Board held 13 regular and special meetings. None of the members of our Board of Directors attended less than 75 percent of the total number of meetings of the Board of Directors held during 2011.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of ownership and changes in ownership of our equity securities with the SEC. To our knowledge, based solely on information furnished to us by such persons, all of our directors and executive officers complied with their filing requirements in 2011.

Item 11. Executive Compensation

Summarized Compensation Table

The following table summarizes the compensation of the named executive officers of the Company and its subsidiaries for the years ended December 31, 2011 and 2010:

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Stock Awards ($)(2)		All Other Compensation ($)(7)		Total ($)
Michael K. Galvis, President and CEO(3)	12/31/11 12/31/10	$ $	333,809 407,217	$ $	7,000 205,000	$ $	0 31,000	$ $	29,546 36,975	$ $	370,355 680,192
Michael G. Francis, President & CEO, FDF(4)	12/31/11 12/31/10	$ $	200,000 48,433	$ $	294,623 0	$ $	0 0	$ $	200,000 0	$ $	694,623 48,433
Bryan A. Sinclair, VP & CFO(5)	12/31/11		$130,909		$24,000		$18,667		$0		$173,576
Kenneth K. Conte, EVP & CFO(6)	12/31/11 12/31/10	$ $	202,000 91,666	$ $	0 520,000	$ $	0 312,000	$ $	8,750 2,586	$ $	210,750 926,252

(1)	All bonuses are discretionary based on each individual executive’s performance as determined by the Company.
(2)	Stock awards granted to Mr. Galvis and Mr. Conte are valued at $1.86 and $1.04 per share of common stock, respectively, for purposes of this annual report. Stock awards granted to Mr. Sinclair are valued at $1.12 per share of common stock.
(3)	Mr. Galvis’ base salary is comprised of $250,000 under an employment agreement with the Company for his role as President and CEO of the Company. Prior to May 10, 2011, Mr. Galvis salary included an additional $275,000 under an employment agreement with FDF for his role as Chairman of FDF.
(4)	Mr. Francis receives an annual base salary of $200,000 under an employment agreement with FDF.

(5)	Mr. Sinclair joined the Company as Vice President – Finance in March 2011. Mr. Sinclair was appointed Vice President and Chief Financial Officer on November 14, 2011.
(6)	Mr. Conte became Executive Vice President and CFO of the Company on June 1, 2010. Mr. Conte resigned from NYTEX on November 14, 2011 to pursue other interests.
(7)	Mr. Galvis’ NYTEX employment agreement contemplates a car and health insurance allowance which equals in the aggregate approximately $2,375 per month. Mr. Francis receives additional compensation of $16,667 per month over a five-year period related to a non-compete provision within his FDF employment agreement. Mr. Conte’s NYTEX employment agreement contemplated the use of a Company-owned car.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A summary of the Employment Agreements of our Named Executive Officers follows:

Agreements with Michael K. Galvis. On April 28, 2009, the Company entered into an employment agreement with Mr. Galvis (the “NYTEX Employment Agreement”). On November 22, 2010, the NYTEX Employment Agreement was amended to modify Mr. Galvis’s compensation. The NYTEX Employment Agreement provides for an annual base salary of $250,000 per year, an auto allowance of $875 per month, health insurance allowance of approximately $1,500 per month and incentive compensation to be determined from time to time by the Company’s board of directors. Additionally, Mr. Galvis had an employment agreement with FDF (the “FDF Employment Agreement”) for his position as President and Chairman of FDF. The FDF Employment Agreement provided for an annual base salary of $275,000, quarterly bonuses of $5,000 based upon achievement of goals and objectives of FDF, and an annual bonus of $20,000 based upon achievement of goals and objectives of FDF. In addition to the base and bonus compensation set forth above, the FDF Employment Agreement provided for stock awards of 50,000 shares of Common Stock of the Company upon execution of the FDF Employment Agreement, and 75,000 shares of Common Stock of the Company on each of November 22, 2011 and November 22, 2012, provided Mr. Galvis meets certain performance criteria set forth by management of the Company. Any award of restricted stock made to Mr. Galvis is subject to non-transferability and forfeitability, and vests over a three year period in equal amounts per year.

The FDF Employment Agreement provided for customary non-disclosure of confidential information provisions, as well as non-competition during the term of the agreement and for a six month period thereafter. Furthermore, the FDF Employment Agreement restricted Mr. Galvis from soliciting employees or customers of FDF. On May 10, 2011, the WayPoint-controlled board of Acquisition Inc. voted to remove Mr. Galvis as President and Chairman of FDF and terminated the FDF Employment Agreement resulting in the forfeiture of 33,333 shares of unvested restricted Common Stock of the Company.

Agreement with Michael G. Francis. On November 23, 2010, FDF entered into an employment agreement with Mr. Francis. The employment agreement provides for an annual base salary of $200,000 per year plus an additional $16,667 per month over a five year period as consideration for certain provisions in his employment agreement including non-compete and non-solicitation clauses. Mr. Francis employment agreement also provides for bonuses in connection with the retention, promotion, and continuation of certain key employees of FDF and for promoting FDF revenues. Mr. Francis’ employment agreement has a term of five years from the date of execution and contains typical confidentiality and non-solicitation provisions as well as a non-compete provision for a period from the date of execution during his employment and for a two year period thereafter. In addition to the base and bonus compensation set forth above, the employment agreement provides for restricted stock awards, provided Mr. Francis meets certain performance and employment criteria set forth by management of the Company. Any award of restricted stock made to Mr. Francis is subject to non-transferability and forfeitability, and vests over a three year period in equal amounts per year.

Agreement with Bryan A. Sinclair. On March 5, 2011, the Company entered into an employment agreement with Mr. Sinclair. The employment agreement provides for an annual base salary of $160,000 per year and incentive compensation to be determined from time to time by the Company’s board of directors. In addition, Mr. Sinclair received a signing bonus of $24,000 on execution of the agreement. In addition to the base and bonus compensation set forth above, the employment agreement provides for stock awards of 50,000 shares of Common Stock of the Company upon execution of the employment agreement, and 75,000 shares of Common Stock of the Company for each calendar year 2012 and 2013, provided Mr. Sinclair meets certain performance criteria set forth by management of the Company. Any award of restricted stock made to Mr. Sinclair is subject to non-transferability and forfeitability, and vests over a three year period in equal amounts per year.

Agreement with Kenneth K. Conte. On November 22, 2010, the Company entered into an employment agreement with Mr. Conte that superseded a previous employment agreement dated June 1, 2010. The employment agreement with Mr. Conte provides for an annual base compensation of $200,000. Additionally, Mr. Conte was entitled to the use of a vehicle and the reimbursement of all expenses associated with such vehicle. Mr. Conte resigned from NYTEX on November 14, 2011 to pursue other interests and the employment agreement was terminated.

Outstanding Equity Awards at Fiscal Year-End Table

Stock Awards
Name	Number of Shares or Units That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Bryan A. Sinclair, Vice President and CFO of NYTEX(1)	33,333	$37,333	150,000	$168,000

(1)	Mr. Sinclair was awarded 50,000 shares of common stock which vests over three years in equal installments. Mr. Sinclair is eligible to receive a grant of 75,000 shares of common stock in each calendar year 2012 and 2013. For more information, see Narrative to Summary Compensation Table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table lists stock ownership of the Company’s common stock as of February 29, 2012. The information includes beneficial ownership by (i) holders of more than 5% of common stock, (ii) each of the directors who beneficially own shares of common stock and executive officers and (iii) all directors and executive officers as a group. Each person or entity named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Beneficial Owners of More than 5% of Company’s Equity
Common Stock	WayPoint Nytex, LLC 555 Theodore Fremd Ave., Suite C207 Rye, NY 10580	41,583,659(1)	51.0%

Common Stock	Diana Istre Francis 416 North Avenue K Crowley, LA 70526	2,058,125	7.5%

Common Stock	Buccel, LLC 9 Hidden Hollow Terrace Holmdel, NJ 07733	1,976,179	7.2%

Executive Officers and Directors of the Company
Common Stock	Michael K. Galvis President and CEO of NYTEX 12222 Merit Drive Suite 1850 Dallas, TX 75251	9,016,667	32.8%

Common Stock	Michael G. Francis President and CEO of FDF 240 Jasmine Road Crowley, LA 70526	2,822,063	10.3%

Common Stock	Bryan A. Sinclair VP and CFO of NYTEX 12222 Merit Drive Suite 1850 Dallas, TX 75251	16,767	<0.1%

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common Stock	Jude N. Gregory VP and CFO of FDF 240 Jasmine Road Crowley, LA 70526	16,667	<0.1%

Common Stock	William Brehmer Director of NYTEX 12222 Merit Drive Suite 1850 Dallas, TX 75251	1,013,425	3.7%

Common Stock	Jonathan Rich Director of NYTEX 330 Madison Ave., 18th Floor New York, NY 10017	10,140	<0.1%

	All officers and directors as a group (6 persons)	12,895,729	46.9%

(1)	WayPoint Nytex, LLC, holds warrants to purchase up to 51% of the outstanding shares of common stock of the Company, measured at the time of exercise of such warrant.

Changes In Control

In connection with the WayPoint Transaction (See “Risk Factors”), WayPoint may exercise a Control Warrant to purchase the amount of shares of common stock of the Company necessary for it to be the beneficial owner of 51% of the shares of common stock issued and outstanding at the time of exercise. The Control Warrant is exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the occurrence of a Default (defined below) that remains uncured for seventy-five days; provided, that payment to the holders of Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of a Default shall be considered a cure of a Default; (ii) the date on which a Change of Control (defined below) occurs, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms; (iii) seventy-five days after the date on which the third Default has occurred within a consecutive twelve-month period; and (iv) May 23, 2016, if Acquisition Inc. is not able to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with its terms (the “Default Conditions”). The term “Default” includes 14 categories of events, which are listed in Section 11.1 of the WayPoint Purchase Agreement and which list includes, among other events, (i) the failure of Acquisition Inc. to timely make a redemption payment to holders of the Senior Series A Redeemable Preferred Stock, (ii) the failure of Acquisition Inc. to timely make a dividend payment to holders of the Senior Series A Redeemable Preferred Stock, (iii) the failure of the Company or Acquisition Inc. to perform covenants in the WayPoint Purchase Agreement, (iv) the failure of the Company to meet a fixed-charge coverage ratio, leverage ratio or minimum EBITDA test in the WayPoint Purchase Agreement; (v) the Company or any of its subsidiaries becomes in default on other indebtedness, individually or in the aggregate, in excess of $250,000; (v) the Company, Acquisition Inc. or any of the Francis Group entities becomes subject to bankruptcy or receivership proceedings, (vi) a judgment or judgments is entered against the Company, Acquisition Inc. or any of the Francis Group entities in excess of $1,000,000, and such judgment is not satisfied; (vii) the Company, Acquisition Inc. or any of the Francis Group entities breaches a representation or warranty in the WayPoint Purchase Agreement or the documents related thereto; (ix) a Change of Control occurs; and (x) certain liabilities in excess of $250,000 arise under ERISA. “Change of Control” means (i) a sale of shares of stock of the Company, Acquisition Inc. or any Francis Group entity, or a merger involving any of them, as a result of which holders of the voting capital stock of the applicable entity immediately prior to such transaction do not hold at least 50% of the voting power of the applicable entity or the resulting or surviving entity or the acquiring entity; (ii) a disposition of all or substantially all of the assets of the Company, Acquisition Inc. or any Francis Group entity; (iii) a voluntary or involuntary liquidation, dissolution or winding up of the Company, Acquisition Inc. or any Francis Group entity; (iv) either Michael K. Galvis or Michael G. Francis shall sell at least five percent (5%) of the Company’s equity held by him immediately prior to such sale; (v) Michael K. Galvis ceases to be the Chief Executive Officer of the Company and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be the Chief Executive Officer of the Company and is not replaced by a candidate suitable to WayPoint within 30 days; or (vi) Michael G. Francis ceases to be the Chief Executive Officer of FDF and is not replaced by a candidate suitable to WayPoint within 30 days or any such replacement Chief Executive Officer ceases to be the Chief Executive Officer of the FDF and is not replaced by a candidate suitable to WayPoint within 30 days. On April 13, 2011, we received a letter from PNC Bank, as lender, notifying us of the existence of certain events of default under the Senior Facility. In addition, on April 14, 2011, we received a letter from WayPoint notifying us of the existence of certain events of default under the WayPoint Purchase Agreement, and, therefore, that WayPoint possesses the right to exercise the Control Warrant. If WayPoint exercises the Control Warrant, they would own 51% of our outstanding Common Stock.

On September 30, 2011, pursuant to the terms of the Forbearance Agreement we entered into with WayPoint (as more fully discussed at Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, Defaults Under Financing Arrangements), WayPoint agreed to forbear for a period of 60 days from exercising its rights and remedies resulting from (i) events of default under the WayPoint Purchase Agreement and (ii) the NYTEX Parties’ failure to repurchase the WayPoint Securities, as demanded by WayPoint in the Put Notice. This failure resulted in an additional event of default under the WayPoint Purchase Agreement.

On November 14, 2011, WayPoint provided a formal written notice (“Forbearance Default”) that the Company was in default of Section 1(f)(iii) the Forbearance Agreement. This provision required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence, satisfactory to WayPoint, in its sole discretion, of progress toward the proposed recapitalization. As a result, WayPoint initiated certain remedies afforded to it under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. We continue to evaluate financing alternatives. However, there are no assurances that the Company will be successful in its negotiations with WayPoint, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled, including the sale of FDF to a third party.

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

Audit and Other Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm, Whitley Penn LLP, for the audit of our annual financial statements for the years ended December 31, 2011 and 2010:

	2011	2010
Audit fees(1)	$185,000	$161,700
Audit-related fees	—	—
Tax fees(2)	32,503	13,225
All other fees(3)	39,600	80,000

Total Fees	$257,103	$254,925

(1)

Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other related regulatory filings.

(2)	Tax fees consist principally of assistance with matters related to tax compliance, tax planning, and tax advice.
(3)

For 2011, other fees consisted of services related to the filing of the Company’s Form S-1. For 2010, other fees consisted of professional services performed in connection with certain agreed-upon procedures related to our acquisition activity in 2010.

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

April 4, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael K. Galvis		April 4, 2012
Michael K. Galvis	President, Chief Executive Officer, and Director

/s/ Bryan A. Sinclair	Vice President and Chief Financial Officer	April 4, 2012
Bryan A. Sinclair

/s/ William G. Brehmer	Director	April 4, 2012
William G. Brehmer

/s/ Jonathan Rich	Director	April 4, 2012
Jonathan Rich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NYTEX Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NYTEX Energy Holdings, Inc. and subsidiaries (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYTEX Energy Holdings, Inc. and subsidiaries, as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP

Dallas, Texas

April 4, 2012

NYTEX ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

	At December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$10,817	$209,498
Accounts receivable, net	15,795,637	12,230,782
Inventories	1,497,066	1,237,149
Prepaid expenses and other	3,159,255	2,028,968
Deferred tax asset, net	224,326	13,487

Total current assets	20,687,101	15,719,884

Property, plant, and equipment, net	41,034,740	45,156,873
Other assets:
Deferred financing costs	1,623,076	2,014,561
Intangible assets	12,829,846	14,322,604
Goodwill	5,643,618	4,558,394
Deposits and other	122,165	169,752

Total assets	$81,940,546	$81,942,068

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$11,485,958	$7,907,001
Accrued expenses	5,186,417	3,327,030
Revenues payable	7,700	36,345
Wells in progress	502,106	403,415
Deferred revenue	—	46,665
Derivative liability—current portion	5,343,000	32,554,826
Debt—current portion	22,538,080	22,516,398

Total current liabilities	45,063,261	66,791,680
Other liabilities:
Debt	2,715,263	1,127,980
Senior Series A redeemable preferred stock	4,170,959	398,232
Derivative liability	—	1,573,560
Asset retirement obligations	—	50,078
Deferred tax liabilities	14,758,395	14,215,838

Total liabilities	66,707,878	84,157,368
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock, Series A convertible, $0.001 par value; 10,000,000 shares authorized; 5,761,028 and 5,580,000 issued and outstanding at December 31, 2011 and 2010, respectively	5,761	5,580
Preferred stock, Series B, $0.001 par value; 1 share authorized; 1 and 1 share issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,467,723 and 26,219,665 shares issued and outstanding at December 31, 2011 and 2010, respectively	27,468	26,219
Additional paid-in capital	25,974,600	24,750,200
Accumulated deficit	(10,775,161)	(26,997,299)

Total stockholders’ equity (deficit)	15,232,668	(2,215,300)

Total liabilities and stockholders’ equity (deficit)	$81,940,546	$81,942,068

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010
Revenues:
Oilfield services	$74,273,049	$6,031,455
Drilling fluids	10,280,622	1,059,008
Oil and gas	349,707	204,906
Other	357,863	576,981

Total revenues	85,261,241	7,872,350
Operating expenses:
Cost of goods sold—drilling fluids	2,999,573	437,230
Oil & gas lease operating expenses	70,096	143,361
Depreciation, depletion, and amortization	8,830,660	772,826
Selling, general, and administrative expenses	74,931,038	10,919,713
Litigation settlement	1,069,065	—
(Gain) loss on sale of assets, net	71,566	(466,902)

Total operating expenses	87,971,998	11,806,228

Loss from operations	(2,710,757)	(3,933,878)

Other income (expense):
Interest income	1,229	1,230
Interest expense	(5,096,015)	(832,164)
Change in fair value of derivative liabilities	28,903,066	(13,301,755)
Accretion of preferred stock liability	(3,772,727)	(398,232)
Equity in loss of unconsolidated subsidiaries	—	(317,158)
Loss on sale of unconsolidated subsidiary	—	(870,750)
Other	(13,037)	5,141

Total other expense	20,022,516	(15,713,688)

Income (loss) before income taxes	17,311,759	(19,647,566)
Income tax provision	559,267	3,299

Net income (loss)	16,752,492	(19,650,865)
Preferred stock dividends	(530,354)	(53,280)

Net income (loss) attributable to common stockholders	$16,222,138	$(19,704,145)

Net income (loss) per share
Basic	$0.61	$(0.98)

Diluted	$0.23	$(0.98)

Weighted average shares outstanding
Basic	26,711,840	20,149,999

Diluted	73,556,473	20,149,999

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Convertible		Series B		Common Stock
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2009	—	$—	—	$—	19,129,123	$19,129	$7,911,434	$(7,293,154)	$637,409
Issuance of common stock and warrants					91,200	91	181,009		181,100
Shares issued for share-based compensation and services					871,337	871	1,014,654		1,015,525
Shares and warrants issued with 12% convertible debenture					45,000	45	207,661		207,706
Shares issued in connection with acquisitions					6,023,630	6,024	11,197,928		11,203,952
Shares issued at maturity of debt					59,375	59	(59)		—
Warrants issued to private placement agent							778,769		778,769
Warrants issued for short-term loan							8,934		8,934
Issuance of Series A Convertible Preferred Stock	5,580,000	5,580					3,449,869		3,455,449
Issuance of Series B preferred stock in connection with acquistion			1	—			1		1
Dividends on Series A convertible preferred stock								(53,280)	(53,280)
Net loss								(19,650,865)	(19,650,865)

Balance at December 31, 2010	5,580,000	$5,580	1	$—	26,219,665	$26,219	$24,750,200	$(26,997,299)	$(2,215,300)
Issuance of Series A Convertible Preferred Stock	420,000	420					250,610		250,610
Shares issued for warrants exercised					519,073	519	12,741		13,260
Shares issued for share based compensation and services					277,417	278	846,263		846,541
Shares issued for debt converted					76,667	77	114,922		114,999
Shares of Preferred Stock issued for warrants converted	135,929	136					(136)		—
Shares issued for Preferred Stock converted	(374,901)	(375)			374,901	375	—		—
Dividends declared								(530,354)	(530,354)
Net income	—	—	—	—	—	—	—	16,752,492	16,752,492

Balance at December 31, 2011	5,761,028	$5,761	1	$—	27,467,723	$27,468	$25,974,600	$(10,775,161)	$15,232,668

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$16,752,492	$(19,650,865)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	8,830,660	772,826
Equity in loss of unconsolidated subsidiaries	—	317,158
Bad debt expense	212,715	21,272
Loss on litigation	1,069,065	—
Share-based compensation	742,541	1,015,525
Deferred income taxes	331,718	(10,311)
Accretion of discount on asset retirement obligations	(50,078)	4,080
Amortization of debt discount	186,248	134,073
Amortization of deferred financing fees	391,485	35,766
Accretion of Senior Series A redeemable preferred stock liability	3,772,727	398,232
Change in fair value of derivative liabilities	(28,903,066)	13,301,755
Loss on disposal, net	71,566	403,848
Change in working capital:
Accounts receivable	(3,777,570)	1,111,958
Inventories	(259,917)	103,050
Prepaid expenses and other	(1,082,700)	10,305
Accounts payable and accrued expenses	3,822,767	827,136
Other liabilities	23,381	150,037

Net cash provided by (used in) operating activities	2,134,034	(1,054,155)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(40,802,873)
Investments in oil and gas properties	—	(28,161)
Investments in unconsolidated subsidiaries	—	(108,750)
Additions to property, plant, and equipment	(5,761,498)	(1,886,205)
Proceeds from sale of property, plant, and equipment	1,509,097	1,259,408

Net cash used in investing activities	(4,252,401)	(41,566,581)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	12,500	181,100
Proceeds from the issuance of Series A convertible preferred stock	420,000	5,029,011
Proceeds from the issuance of 12% convertible debentures	—	2,150,000
Proceeds from the issuance of 9% convertible debentures	936,000	—
Proceeds from the issuance of preferred stock	—	19,253,071
Borrowings under senior facility	85,917,747	25,607,137
Payments under senior facility	(86,436,464)	(7,854,415)
Borrowings under notes payable	4,087,219	2,077,206
Payments on notes payable	(2,966,786)	(2,359,454)
Issuance costs	(50,530)	(1,271,558)

Net cash provided by financing activities	1,919,686	42,812,098

Net increase (decrease) in cash and cash equivalents	(198,681)	191,362

Cash and cash equivalents at beginning of year	209,498	18,136

Cash and cash equivalents at end of year	$10,817	$209,498

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS

NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with operations centralized in two wholly-owned subsidiaries, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of crude oil and natural gas reserves, and Francis Drilling Fluids, Ltd., (“Francis Drilling Fluids,” or “FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry. On September 8, 2010, we completed the disposition of our noncontrolling interest in Supreme Vacuum Services, Inc., an oilfield fluid service company specializing in drilling and production fluids transportation, sales, and storage. On November 23, 2010, through our newly-formed and wholly-owned subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), we acquired 100% of the membership interests of Francis Oaks, LLC (“Oaks”) and its wholly-owned operating subsidiary, FDF (together with Oaks, the “Francis Group”). The Francis Group has no other assets or operations other than FDF (See Note 5). NYTEX Energy and subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” and “our.”

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

NYTEX Petroleum LLC, originally formed on March 21, 2006, focused on fee-based administration and management services related to oil and gas properties, while also engaging in the acquisition, promotion of and participation in the drilling of crude oil and natural gas wells. NYTEX Petroleum is engaged in the acquisition, development, and resale of oil and gas leasehold properties in Texas. NYTEX Petroleum also acquires overriding royalty and working interests in the leasehold properties’ production of oil and gas reserves.

As more fully described in Note 6, through our wholly-owned subsidiary Supreme Oilfield Services, Inc. (“Supreme Oilfield”), a holding company for our investment in Supreme Vacuum Services, Inc. (“Supreme Vacuum”), we disposed of our noncontrolling interest in Supreme Vacuum on September 8, 2010.

Petro Staffing Group, LLC (“PSG”), a subsidiary of the Company formed in March 2012, is a full-service staffing agency providing the energy marketplace with temporary and full-time professionals. PSG sources, evaluates, and delivers quality candidates to address the demand for personnel within the oil & gas industry. As PSG was not formed until March 2012, PSG had no significant operations as of December 31, 2011.

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

On November 3, 2011, we entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver (“First Amendment”) with PNC Bank. The effective date of the Amendment and Waiver was November 1, 2011 (“First Amendment Effective Date”). The First Amendment amended the existing Senior Facility with PNC Bank. Pursuant to the First Amendment, PNC Bank waived each of the existing events of default under the Senior Facility, including the breach of the fixed charge coverage ratio and the breach of the reporting requirement covenant. The First Amendment also amended the Senior Facility, to, among other things:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

As a result of the April 2011 defaults under our Senior Facility, on April 14, 2011, we received a letter from WayPoint, our mezzanine lender, stating we were in default of the WayPoint Purchase Agreement, for defaults similar to the PNC defaults plus our failure to pay dividends when due. Because of these defaults WayPoint had the right to exercise the Control Warrant (see further discussion at footnote 9 WayPoint Transaction). If WayPoint exercised the Control Warrant, it would own 51% of our outstanding Common Stock. In addition to being in default under the WayPoint Purchase Agreement, on May 4, 2011, WayPoint provided us with the Put Notice regarding its election to cause us to repurchase all securities that WayPoint acquired in connection with the WayPoint Purchase Agreement for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. We did not and do not have the funds available to repurchase these securities.

On September 30, 2011, pursuant to the terms of a forbearance agreement (the “Forbearance Agreement”) we entered into with WayPoint, WayPoint agreed to forbear for a period of 60 days from exercising its rights and remedies resulting from (i) events of default under the WayPoint Purchase Agreement and (ii) the NYTEX Parties’ failure to repurchase the WayPoint Securities, as demanded by WayPoint in the Put Notice. This failure resulted in an additional event of default under the WayPoint Purchase Agreement.

To induce WayPoint to enter into the Forbearance Agreement, we agreed to, among other things, within 60 days after September 29, 2011, recapitalize the Company. This recapitalization was to be accomplished by repurchasing the WayPoint Securities for $32,371,264 as of September 30, 2011 (which sum reflected the $30,000,000 amount set forth in the Put Notice plus accrued interest on other WayPoint Securities), plus interest accruing at the default rate set forth in the WayPoint Purchase Agreement through the closing date of the Recapitalization. We also agreed to pay reasonable legal fees and disbursements incurred by WayPoint.

On November 14, 2011, WayPoint provided a formal written notice (“Forbearance Default”) that the Company was in default of Section 1(f)(iii) the Forbearance Agreement. This provision required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence, satisfactory to WayPoint, in its sole discretion, of progress toward the proposed recapitalization. As a result, WayPoint initiated certain remedies afforded to it under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. We continue to evaluate financing alternatives. However, there are no assurances that the Company will be successful in its negotiations with WayPoint, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled, including the sale of FDF to a third party.

Due to cross-default provisions, the default under the Forbearance Agreement also constituted a default under the First Amendment with PNC. At December 31, 2011 and 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,234,005 and $17,752,723, respectively, and is, because of this default, reported within current liabilities on the consolidated balance sheet.

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under either the Senior Facility or the WayPoint Purchase Agreement. However, beyond the potential sale of FDF to a third party, management has implemented plans to improve liquidity through cash flows generated from development of new business initiatives within the oil & gas segment as well as the initiation of our new temporary staffing and permanent placement venture, through the sale of selected assets deemed unnecessary to our business, and improvements to results from existing operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

A fundamental principle of the preparation of financial statements in accordance with generally accepted accounting

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

We consider all demand deposits, money market accounts, and highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the consolidated balance sheet approximates fair value. We maintain funds in bank accounts which, from time to time, exceed federally insured limits.

Accounts Receivable

We provide credit in the normal course of business to our customers and perform ongoing credit evaluations of those customers. We maintain an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. A portion of our receivables are from the operators of producing wells in which we maintain ownership interests. These operators market our share of crude oil and natural gas production. The ability to collect is dependent upon the general economic conditions of the purchasers/participants and the oil and gas industry. At December 31, 2011 and 2010, accounts receivable are shown net of allowance for doubtful accounts of $274,935 and $21,272 respectively.

Inventory

Inventory consists of dry materials used in mixing oilfield drilling fluids and liquid drilling fluids mixed and ready for delivery to the drilling rig location. The dry materials are carried at the lower of cost or market, principally on the first-in, first-out basis. The liquid drilling materials are valued at standard cost which approximates actual cost on a first-in, first-out basis, not to exceed market value. Inventories amounted to $1,497,066 and $1,237,149 at December 31, 2011 and 2010 respectively. These amounts are attributable to our FDF business.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Long-lived Assets

Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If it is determined that the carrying amount may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as the price of oil and gas, production volumes and costs, drilling activity, and economic conditions could significantly affect these estimates.

We evaluate impairment of our oil and gas properties on a property-by-property basis and estimate the fair value based on discounted cash flows expected to be generated from the production of proved reserves. We did not have any impairment charges for the years ended December 31, 2011 and 2010.

Assets Held for Sale

We classify assets as held for sale when management approves and commits to a formal plan of sale, our expectation is that the sale will likely be completed within one year, and it is unlikely that significant changes to the plan of sale will be made or the plan of sale will be withdrawn. The carrying value of the net assets of the business held for sale are then recorded at the fair market value, less costs to sell. As of December 31, 2011 and 2010, we did not have any assets that met the criteria.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, and accrued expenses reported on the accompanying consolidated balance sheets approximates fair value due to their short-term nature. The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. As of December 31, 2011 and 2010, we estimate the fair value of our debt to be $25,247,343 and $23,738,511, respectively. We estimate the fair value of our Senior Series A Redeemable Preferred Stock to be $22,700,000 and $20,750,000 as of December 31, 2011 and 2010.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized below for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Salary, wages, and benefits	29,113,652	$4,051,119
Legal, accounting, and professional fees	2,991,781	1,945,787
Acquistion-related expenses	189,149	1,247,997
Contract labor	2,290,868	254,917
Rent and operating lease expenses	2,555,477	253,957
Insurance	4,740,346	326,461
Fuel	11,819,895	806,752
Equipment re-rent costs	10,375,822	497,281
Other	10,854,048	1,535,442

	$74,931,038	$10,919,713

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

Income Taxes

We are subject to current income taxes assessed by the federal government and various state jurisdictions in the United States. In addition, we account for deferred income taxes related to these jurisdictions using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2011 and 2010. There were no interest and penalties related to unrecognized tax positions for the years ended December 31, 2011 and 2010. The tax years subject to examination by tax jurisdictions in the United States are 2007 to 2010.

Earnings Per Common Share

Basic earnings (loss) per share amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted loss per share is calculated using the treasury stock method to reflect the potential dilution that could occur if dilutive share-based instruments were exercised.

On November 1, 2010, we effected a one-for-two reverse stock split to common shareholders. All share and per share information referenced and presented within this filing has been retroactively adjusted to reflect the reverse stock split.

Recently Issued Accounting Standards

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In 2011, the FASB issued accounting ASU No. 2011-05 as amended by ASU No. 2011-12 that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The ASUs do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASUs 2011-05 and 2011-12 will not impact our results of operations, financial position or cash flows.

In September 2011, the FASB issued an accounting pronouncement related to intangibles — goodwill and other (FASB ASC Topic 350), which allows entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted FASB ASC Topic 350 during the fourth quarter of 2011. The implementation of this guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Trade receivables	$15,382,194	$11,833,532
Other	688,378	418,522

Total accounts receivable	16,070,572	12,252,054
Allowance for doubtful accounts	(274,935)	(21,272)

Accounts receivable, net	$15,795,637	$12,230,782

NOTE 4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Land	$2,180,000	$2,180,000
Plant, machinery & equipment	46,305,443	36,587,798
Construction in progress	372,718	5,165,424
Oil and gas properties	63,432	1,951,312

Total property, plant, & equipment	48,921,593	45,884,534
Accumulated depreciation & depletion	(7,886,853)	(727,661)

Property, plant, & equipment, net	$41,034,740	$45,156,873

Depreciation and depletion related to our property, plant, and equipment was $7,337,902 and $648,430 for the years ended December 31, 2011 and 2010, respectively.

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

(2)

Along with Acquisition Inc., we entered into a Preferred Stock and Warrant Purchase Agreement with a third party, whereby, in exchange for $20,000,001 (net of offering costs), we issued to them 20,750 shares of Acquisition Inc. 14% Senior Series A Redeemable Preferred Stock, one share of Series B Preferred Stock of NYTEX Energy, a warrant (“Purchaser Warrant”) to purchase up to 35% of the then outstanding shares of our common stock, and a warrant (“Control Warrant”) to purchase additional shares of our outstanding common stock such that when combined with the Purchaser Warrant, provides WayPoint with an aggregate 51% of the total outstanding common stock. Further, such warrant becomes exercisable only if certain conditions of default are met as set forth in the Preferred Stock and Warrant Purchase Agreement. See Note 9.

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

The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2010 for the year ended December 31, 2010:

Pro Forma for the Year Ended December 31, 2010
Revenue	$75,853,294
Net loss	$(7,608,055)
Net loss per share, basic and diluted	$(0.31)

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of NYTEX Energy and FDF, reflecting 2010 NYTEX Energy and FDF results of operations for a 12 month period. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2010. In

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Additional depreciation and amortization expense of approximately $8,325,000 for the year ended December 31, 2010;

•	Additional interest expense of approximately $3,046,000 for the year ended December 31, 2010, related to the incremental debt we incurred to finance the acquisition;

•

Accretion expense of approximately $3,773,000 for each of the year ended December 31, 2010, related to the $20,750,000 face amount of Acquisition Inc. redeemable preferred stock over the term of the instrument of approximately 5.5 years; and

•	Elimination of approximately $4,839,000 of lease expenses incurred for the year ended December 31, 2010, related to operating leases that were terminated and paid-in-full at acquisition.

The transaction was accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. While most assets and liabilities were measured at fair value, a single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Our judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

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

The goodwill is attributable to the intangible assets that do not qualify for separate recognition including the FDF trade name, customer relationships, and the noncompete agreements entered into by FDF’s management; the value of the going-concern element of FDF’s existing businesses (the higher rate of return on the assembled collection of net assets versus if we had acquired all of the net assets separately); and, the significant synergies expected to arise after our acquisition of FDF. The goodwill is not expected to be deductible for tax purposes and was assigned to our oilfield services segment. For the year ended December 31, 2011, goodwill was increased by $1,085,224 due to adjustments during the measurement period to the allocation of beginning net deferred tax liabilities.

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

In December 2010, we re-acquired all but a 2.0% share of the 45.33% share sold earlier in the year for total consideration transferred of approximately $1,451,858. The total consideration transferred consisted of approximately $26,063 cash, 616,291 shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or approximately $1,146,301, 9% demand notes totaling approximately $237,458, and interests in existing NYTEX Petroleum properties with an estimated fair value of $42,036. On May 9, 2011, effective May 1, 2011, the Company entered into a Compromise Settlement Agreement and Release of All Claims (the “Settlement”) with the plaintiffs of two lawsuits filed against the Company in August 2010, whereby all parties reached a full and final settlement of all claims to such lawsuits. In exchange for the release of all claims to both suits, concurrent with the Settlement, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the three months ended March 31, 2011. See Part I, Item 3. Legal Proceedings for further discussion.

At December 31, 2011, we had no interests in the Panhandle Field Producing Property.

NOTE 6. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Waterworks

As of December 31, 2011 and 2010, we have a 14.31% ownership interest in Waterworks, LP (“Waterworks”), a salt-water disposal facility in Wise County, Texas. We are responsible for managing the interests of the other limited partners and thus, exercise significant influence over the operations of Waterworks. Accordingly, we account for our investment in Waterworks under the equity method of accounting. Losses attributable to our interest in Waterworks were $0 and $8,750 for the years ended December 31, 2011 and 2010, respectively. The carrying value of our investment in Waterworks was $0 for each of the years ended December 31, 2011 and 2010.

Supreme Vacuum

Supreme Vacuum provides oilfield fluid services in South Texas, specializing in drilling and production fluids handling, sales, and storage. Beginning in August 2008, we, through our wholly owned subsidiaries as well as NYTEX Petroleum’s predecessor entity NYTEX Petroleum LLC, made a series of equity investments in Supreme Vacuum, after which we maintained an approximate 71.18% ownership interest in Supreme Vacuum. The total amount of these investments was $2,272,177. We have historically reported Supreme Vacuum as an unconsolidated subsidiary accounted for under the equity method as we did not possess majority voting control over Supreme Vacuum. Losses attributable to our interest in Supreme Vacuum was $308,408 for the year ended December 31, 2010.

On September 8, 2010, we, through our wholly-owned subsidiary Supreme Oilfield, completed the disposition of all of our shares (“Supreme Vacuum Shares”) of common stock of Supreme Vacuum along with a promissory note payable by Supreme Vacuum to Supreme Oilfield in the original principal amount of $31,250. The Supreme Vacuum Shares and the promissory note were sold to an unrelated third party in exchange for a cash purchase price of $400,000. We recognized a loss of approximately $870,750 upon the sale of our investment in Supreme Vacuum for the year ended December 31, 2010.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 7. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

At December 31, 2011 and 2010, we had $5,643,618 and $4,558,394 of goodwill respectively allocated to our oilfield services segment as a result of the acquisition of FDF in November 2010. For the year ended December 31, 2011, goodwill was increased by $1,085,224 due to adjustments during the measurement period to the allocation of beginning net deferred tax liabilities. Prior to the acquisition of FDF, we did not have any goodwill.

Intangible assets subject to amortization at December 31, 2011 and 2010, associated amortization expense for the year then ended is as follows:

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Expense
Non-compete agreements	6,033,000	$(1,419,229)	$4,613,771	$1,310,058
Customer relationships	3,654,000	(197,925)	3,456,075	182,700

	$9,687,000	$(1,617,154)	$8,069,846	$1,492,758

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Expense
Non-compete agreements	$6,033,000	$(109,171)	$5,923,829	$109,171
Customer relationships	3,654,000	(15,225)	3,638,775	15,225

	$9,687,000	$(124,396)	$9,562,604	$124,396

The non-compete agreement and customer relationship intangible assets have been allocated to our oilfield services segment and have estimated useful lives of 2.5 to 7 years for non-compete agreements and 20 years for the customer relationships. We also have trade name intangible assets associated with FDF that are not subject to amortization, which have a carrying balance of $4,760,000 as of December 31, 2011 and 2010.

The estimated amortization for the current and each of the next five fiscal years is as follows:

2012	$1,492,757
2013	1,086,057
2014	795,557
2015	795,557
2016	795,557
2017 and thereafter	3,104,361

NOTE 8. ASSET RETIREMENT OBLIGATION

Our asset retirement obligation primarily represents the estimated present value of the amount it will incur to plug, abandon, and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine the asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following represents a reconciliation of the asset retirement obligations for the year ended December 31, 2011 and 2010:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	December 31,
	2011	2010
Asset retirement obligation as of beginning of year	$50,078	$40,883
Liabilities incurred	2,607	30,718
Liabilities settled	(52,685)	(25,603)
Revision of estimated obligation	—	—
Accretion expense	—	4,080

Asset retirement obligation as of end of year	$—	$50,078

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

The Control Warrant is exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the date on which a change of control occurs, as defined, if we are unable to redeem all of the Senior Series A Redeemable Preferred Stock, (ii) the date on which an event of default occurs, as defined, provided that payment to the holders of the Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of the default will be considered a cure of the default,

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(iii) seventy-five days after the date on which the third Default has occurred within a consecutive twelve-month period, and (iv) May 23, 2016, which is the maturity date of the Senior Series A Redeemable Preferred Stock and we are unable to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with the WayPoint Purchase Agreement. The term default includes 14 categories of events as listed in the WayPoint Purchase Agreement including the failure of the Company to meet a fixed-charge coverage ratio, leverage ratio, or minimum EBITDA test.

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

Initial Accounting

Under the initial accounting, we separated the instruments issued under the WayPoint Purchase Agreement into component parts of the Senior Series A Redeemable Preferred Stock, the Series B Preferred Stock, the Purchaser Warrant, and the Control Warrant. We considered the put right to be inseparable from the Purchaser Warrant and Control Warrant and deemed them to be a derivative (each, a “WayPoint Warrant Derivative”). We estimated the fair value of each component as of the date of issuance. We assigned no value to the Control Warrant as it is contingently exercisable and the conditions for exercising have not been met. Since the WayPoint Warrant Derivative related to the Purchaser Warrant had a fair value in excess of the net proceeds we received in the WayPoint Transaction at the date of issuance, no amounts have been assigned to Senior Series A Redeemable Preferred Stock in the allocation of proceeds. The WayPoint Warrant Derivative is included in derivative liabilities on the accompanying consolidated balance sheets as of December 31, 2011 and 2010. Changes in fair value of the WayPoint Warrant Derivative are included in other income (expense) in the consolidated statements of operations and are not taxable or deductible for income tax purposes. See Note 10.

Although no amounts were initially assigned to the Senior Series A Redeemable Preferred Stock, we will accrete the total face amount, or $20,750,000, over the term of the instrument of 5.5 years as a liability on the consolidated balance sheet and a corresponding charge to accretion expense on the consolidated statement of operations. Should events and conditions exist such that the settlement date of the Senior Series A Redeemable Preferred Stock is accelerated, the subsequent measurement of the instrument will be based on the amount of cash (undiscounted) that will be paid under the conditions specified if a settlement had occurred on the reporting date. Accordingly, the change in amount as compared to the amount from the previous reporting date will be recognized as accretion expense. For the years ended December 31, 2011 and 2010, we recognized $3,772,727 and $398,232, respectively, of accretion expense related to the Senior Series A Redeemable Preferred Stock.

Default Under WayPoint Purchase Agreement

As a result of the April 2011 defaults under our Senior Facility, on April 14, 2011, we received a letter from WayPoint, our mezzanine lender, stating we were in default of the WayPoint Purchase Agreement, for defaults similar to the PNC defaults plus our failure to pay dividends when due. Because of these defaults WayPoint had the right to exercise the Control Warrant. If WayPoint exercised the Control Warrant, it would own 51% of our outstanding Common Stock. In addition to being in default under the WayPoint Purchase Agreement, on May 4, 2011, WayPoint provided us with the Put

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Notice regarding its election to cause us to repurchase all securities that WayPoint acquired in connection with the WayPoint Purchase Agreement for an aggregate purchase price of $30,000,000 within five business days following the date of the Put Notice. We did not and do not have the funds available to repurchase these securities.

On September 30, 2011, pursuant to the terms of a Forbearance Agreement we entered into with WayPoint, WayPoint agreed to forbear for a period of 60 days from exercising its rights and remedies resulting from (i) events of default under the WayPoint Purchase Agreement and (ii) the NYTEX Parties’ failure to repurchase the WayPoint Securities, as demanded by WayPoint in the Put Notice. This failure resulted in an additional event of default under the WayPoint Purchase Agreement.

To induce WayPoint to enter into the Forbearance Agreement, we agreed to, among other things, within 60 days after September 29, 2011, recapitalize the Company. This recapitalization was to be accomplished by repurchasing the WayPoint Securities for $32,371,264 as of September 30, 2011 (which sum reflected the $30,000,000 amount set forth in the Put Notice plus accrued interest on other WayPoint Securities), plus interest accruing at the default rate set forth in the WayPoint Purchase Agreement through the closing date of the Recapitalization. We also agreed to pay reasonable legal fees and disbursements incurred by WayPoint.

On November 14, 2011, WayPoint provided a formal Forbearance Default notice that the Company was in default of Section 1(f)(iii) the Forbearance Agreement. This provision required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence, satisfactory to WayPoint, in its sole discretion, of progress toward the proposed recapitalization. As a result, WayPoint initiated certain remedies afforded to it under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. We continue to evaluate financing alternatives. However, there are no assurances that the Company will be successful in its negotiations with WayPoint, and WayPoint has reserved all other rights, remedies, actions and powers to which it may be entitled, including the sale of FDF to a third party.

NOTE 10. DERIVATIVE LIABILITIES

The following summarizes our derivative liabilities at December 31, 2011 and 2010:

	December 31,
	2011	2010
WayPoint Warrant Derivative	$5,343,000	$32,554,826
Warrants—Series A Convertible Preferred Stock	—	1,573,560

Total derivative liabilities	$5,343,000	$34,128,386

The WayPoint Warrant Derivative was initially recorded at its fair value of $19,253,071 on the date of issuance, November 23, 2010. At December 31, 2011 and 2010, the carrying amount of the WayPoint Warrant Derivative was adjusted to its fair value of $5,343,000 and $32,554,826 respectively with a corresponding charge to operations. The WayPoint Warrant Derivative is reported as a derivative liability – current portion on the accompanying consolidated balance sheet as of December 31, 2011 and 2010.

The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock include an anti-dilution provision that require a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share. Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets as of December 31, 2011 and 2010.

Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the years ended December 31, 2011 and 2010, and are not taxable or deductible for income tax purposes.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 11. DEBT

A summary of our outstanding debt obligations at December 31, 2011 and 2010 is presented as follows:

	December 31,
	2011	2010
9% Demand Notes due February 2011	$—	$237,458
18% Bridge Loan due July 2011	—	234,919
0% Secured Equipment Loan due March 2011	—	2,098
3.75% Secured Equipment Loan due June 2011	—	1,388,807
18% Demand Note due November 2011	244,000	—
5.5% Mortgage Note due July 2012	327,968	343,696
2.49% Secured Equipment Loan due Aug 2012	2,191,381	—
6% Related Party Loan due September 2012	138,000	168,000
12% Convertible Debentures due October 2012	2,032,501	2,064,867
7.41% Secured Equipment Loan due November 2013	—	10,149
5.75% Secured Equipment Loan due November 2013	29,118	43,086
9% Convertible Debentures due February 2014	1,173,013	—
7.41% Secured Equipment Loan due July 2015	—	19,765
Francis Promissory Note (non-interest bearing) due October 2015	385,824	478,710
Senior Facility—Term Loan due November 2015	9,872,530	11,857,144
Senior Facility—Revolver due November 2015	7,361,475	5,895,579
6% Secured Equipment Loan due December 2015	826,733	900,100
7.5% Secured Equipment Loan due February 2016	27,781	—
7.5% Secured Equipment Loan due March 2016	22,301	—
6.34% Secured Equipment Loan due April 2016	263,491	—
6.34% Secured Equipment Loan due June 2016	291,855	—
Secured Equipment Loan due December 2016	33,795	—
4.36% Secured Equipment Loan due December 2016	31,577	—

Total debt	25,253,343	23,644,378
Less: current maturities	(22,538,080)	(22,516,398)

Total long-term debt	$2,715,263	$1,127,980

Carrying values in the table above include net unamortized debt discount of $216,676 and $356,423 at December 31, 2011 and 2010, respectively, which is amortized to interest expense over the terms of the related debt.

Debt maturities as of December 31, 2011, excluding discounts, are as follows:

2012	$22,538,080
2013	385,900
2014	1,558,525
2015	918,099
2016	69,415
2017 and thereafter	—
Unamortized Discount	(216,676)

$25,253,343

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Senior Revolving Credit and Term Loan Facility

In connection with the FDF acquisition, on November 23, 2010, we entered into a senior secured revolving credit and term loan agreement (“Senior Facility”) with a bank providing for loans up to $24,000,000. The Senior Facility consists of a term loan in the amount of $12,000,000 and a revolving credit facility in an amount up to $12,000,000. The term loan bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 2.5% (3.78% at December 31, 2011). The term loan requires monthly payments of principal and interest based on a seven-year amortization of $142,857 with the remaining principal and any unpaid interest due in full at maturity on November 23, 2015. The revolving credit facility bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 1.75% (3.03% at December 31, 2011) and payments of interest only due monthly with the then outstanding principal and any unpaid interest due in full at maturity on November 23, 2015. Advances under the revolving credit facility may not exceed 85% of FDF’s eligible accounts receivable as defined in the Senior Facility agreement.

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

On November 3, 2011, we entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver with PNC Bank. The effective date of the Amendment and Waiver was November 1, 2011. The First Amendment amended the existing Senior Facility with PNC Bank. Pursuant to the First Amendment, PNC Bank waived each of the existing events of default under the Senior Facility, including the breach of the fixed charge coverage ratio and the breach of the reporting requirement covenant. The First Amendment also amended the Senior Facility, to, among other things:

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

Due to cross-default provisions, the default under the Forbearance Agreement also constituted a default under the First Amendment with PNC. At December 31, 2011 and 2010, the outstanding principal balance of the amounts owed under the Senior Facility was $17,234,005 and $17,752,723, respectively, and is, because of this default, reported within current liabilities on the consolidated balance sheet.

$2.15 Million 12% Convertible Debentures

In August 2010, we initiated a $2,150,000 offering of convertible debt (“12% Convertible Debenture”) to fund our ongoing working capital needs. Terms of the 12% Convertible Debenture were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of 180 days from the date of issuance; (ii) convertible at any time prior to maturity at $1.50 per share of the Company’s common stock; and, (iii) each unit includes a three-year warrant to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share for a period of three years from the effective date of the warrant. As of December 31, 2011, we had raised the full $2,150,000 under the

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

12% Convertible Debenture offering including warrants to purchase up to 430,000 shares of the Company’s common stock. In addition, we also issued 45,000 shares of the Company’s common stock to certain 12% Convertible Debenture holders. During 2011, the 12% Convertible Debentures were amended twice, ultimately extending the maturity date to October 2012.

Francis Promissory Note

In connection with the FDF acquisition, on November 23, 2010, we entered into a promissory note payable to a former interest holder of FDF (“Francis Promissory Note”) in the face amount of $750,000. The Francis Promissory Note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015. For the years ended December 31, 2011 and 2010, we have recorded the Francis Promissory Note as a discounted debt of $385,824 and $478,710 respectively, using an imputed interest rate of 9%.

Related Party Loan

In March 2006, NYTEX Petroleum LLC entered into a $400,000 revolving credit facility (“Related Party Loan”) with one of its founding members to be used for operational and working capital needs. Effective with the execution of an amended letter agreement on August 25, 2008, the revolving nature of the Facility was terminated, with the then unpaid principal balance of $295,000 on the Related Party Loan effectively becoming a note payable to the founding member. The Related Party Loan was amended to provide for interest, payable monthly, at 6% per annum, a security interest in the assets of NYTEX Petroleum LLC (now NYTEX Petroleum), and a personal guarantee by NYTEX Petroleum LLC’s two founding members. The terms of the Related Party Loan have been further amended, requiring monthly principal payments of $3,000 plus interest for eighteen months beginning March 1, 2010 and ending September 1, 2011. At the end of the eighteen month period, the remaining principal balance and any unpaid interest are due in a lump sum. In August 2011, the facility was further amended, extending the maturity date to September 1, 2012. There is no penalty for early payment of principal.

As of December 31, 2011 and 2010, amounts outstanding under the Related Party Loan were $138,000 and $168,000, respectively. In addition, during the years ended December 31, 2011 and 2010, interest expense related to the Related Party Loan totaled $6,102 and $11,025, respectively.

Other Debentures and Loans

In July 2009, the Company entered into various Bridge Loans totaling $950,000, the proceeds of which were used for the acquisition of the Panhandle Field Producing Property, its initial development costs, and working capital purposes. The Bridge Loans originally matured on January 31, 2010, with 12.5% interest for the six-month period, or 25% per annum, payable at maturity. The Bridge Loans have been amended multiple times to extend the maturity date. On August 23, 2010, the agreement with the Bridge Loan holders extended the maturity date of principal and interest to September 1, 2010, with no penalties for prepayment. Interest was payable at rates of 25% and 18% per annum. On September 1, 2010, the remaining Bridge Loans (all at an interest rate of 18% per annum) were further amended to extend the maturity date to December 1, 2010, with one option to extend the maturity date to July 1, 2011. As of December 31, 2010, one Bridge Loan remained outstanding with a principal balance due of $234,919 and matured on July 1, 2011. During the second quarter of 2011, this loan was paid in full.

In December 2010, we issued two demand notes totaling $237,000 related to our re-acquisition of the Panhandle Field Producing Property. The demand notes are due and payable on February 14, 2011 or upon demand by the holder and bear interest at a fixed rate of 9%. Subsequently, on February 14, 2011, we issued 9% Convertible Debentures (“9% Convertible Debenture”) due January 2014 in exchange for the demand notes due February 14, 2011. Interest only is payable monthly at the annual rate of 9% with any accrued and unpaid interest along with the unpaid principal due at maturity. The 9% Convertible Debenture is convertible to the Company’s common stock at any time at the fixed conversion price of $2.50 per share, subject to certain adjustments including stock dividends and stock splits. We have the option, at any time, to redeem the outstanding 9% Convertible Debentures in cash equal to 100% of the original principal amount plus accrued and unpaid interest.

In August 2011, we entered into a $200,000 promissory note with a third party. The promissory note payable was due in full along with accrued, unpaid interest at the fixed rate of 18% at maturity, on November 24, 2011. As an inducement to enter into the promissory note, we agreed to pay the holder of the promissory note payable a one-time fee of $11,000 and 20,000 shares of our common stock, which would be paid on maturity. Both of these items are accounted for as a premium to the promissory note. As of December 31, 2011, the balance on the promissory note was $244,000. During the first quarter of 2012, the promissory note payable was paid in full.

We also have various property, plant, and equipment loans outstanding that generally require monthly principal and interest payments based on fixed interest rates ranging from 0% to 7.4% and have maturity dates ranging from July 2012 to December 2016.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain trucks, automobiles, equipment, and office space under non-cancelable operating leases which provide for minimum annual rentals. Future minimum obligations under these lease agreements at December 31, 2011 are as follows:

2012	$2,448,320
2013	2,045,891
2014	1,768,025
2015	1,276,911
2016	425,707
Thereafter	707,751

$8,672,605

Total lease rental expense for the years ended December 31, 2011 and 2010 was $2,921,440 and $253,957, respectively.

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

On August 26, 2010, two suits were filed by Kevin Audrain and Lori Audrain d/b/a Drain Oil Company (“Plaintiffs”) against NYTEX Energy, one as Cause No. 39360 in the 84th District Court in Hutchinson County, Texas, and the other as Cause No. 10-122 in the 69th District Court in Moore County, Texas. Both suits were filed by Plaintiffs and both relate to 75.0% of certain producing oil and gas leaseholds in those counties of the Texas panhandle (the “Panhandle Field Producing Property”). On August 1, 2009, NYTEX Petroleum acquired and assumed operations of the Panhandle Field Producing Property from Plaintiffs. The Plaintiffs allege that NYTEX Petroleum did not engage in a well re-completion (refrac) operation as required by the purchase document between Plaintiffs and NYTEX Petroleum (the “Purchase Document”). As a result of this alleged lack of performance, Plaintiffs believe they are entitled to pursue repurchase of the Panhandle Field Producing Property in accordance with a buyback provision set forth in the Purchase Document. The Company believed that NYTEX Petroleum had performed as required. The Company had filed answers to both suits. On May 9, 2011, effective May 1, 2011, the Company entered into a Compromise Settlement Agreement and Release of All Claims agreement (the “Settlement”) with the Plaintiffs whereby all parties reached a full and final settlement of all claims to both lawsuits. In exchange for the release of all claims to both suits, concurrent with the Settlement, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the Plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the year ended December 31, 2011.

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

Private Placement – Common Stock

In August 2008, we initiated a private placement of our common stock, offering 2,200,000 common shares at $2.00 per share along with a three-year warrant exercisable at $1.00 per share. In April 2009, the private placement offering of our common stock was expanded to $5,900,000 and further expanded in February 2010 to $8,000,000. On July 22, 2010, we concluded the sale of 2,966,551 shares of our common stock pursuant to the private placement for total net proceeds of $5,900,000. In addition, 110,275 shares of common stock were issued to certain holders as an inducement to purchase our common stock. For the year ended December 31, 2010, we issued a total of 91,200 common shares under the private placement for net proceeds of approximately $181,100, along with warrants to purchase up to 91,200 shares of our common stock. The warrants are exercisable at $1.00 per share for a period of three years from the effective date of the warrant. During the first quarter 2012, we extended the exercise dates on these warrants for an additional 24 months from the original effective date of the warrant.

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

In connection with the re-acquisition of the Panhandle Field Producing Property in December 2010, we issued 616,291 shares of our common stock to the former owners as part of the consideration paid to re-acquire the Panhandle Field Producing Property. The aggregate fair value of the common stock issued was $1,146,301. See Note 5.

For the years ended December 31, 2011 and 2010, we issued 277,417 and 871,337 shares, respectively, of our common stock to certain employees and individuals. The fair value of the shares for the years ended December 31, 2011 and 2010 of approximately $846,541 and $1,015,525, respectively, was recorded as professional fees or stock-based compensation in the accompanying statements of operations.

Private Placement – Series A Convertible Preferred Stock

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

The holders of the Series A Convertible Preferred Stock are entitled to payment of dividends at 9% of the purchase price per share of $1.00, with such dividends payable quarterly. Dividends are payable out of any assets legally available, are cumulative, and in preference to any declaration or payment of dividends to the holders of common stock. Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one- to- one. Dividends payable related to the Series A Convertible Preferred Stock totaled $530,354 and $53,280 December 31, 2011 and 2010, respectively, and are reported in accounts payable on the consolidated balance sheet at December 31, 2011.

For the year ended December 31, 2011, we issued 374,901 shares of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Warrant Issuances

In August 2010, we issued warrants to purchase up to 20,000 shares of common stock to an unsecured third-party creditor. The unsecured third-party creditor was paid in full in September 2010. The warrants may be exercised for a period of three years from date of grant at an exercise price of $1.50 per share. The fair value of the warrants on the date of grant was approximately $9,000 using the Black-Scholes option pricing model. During the first quarter 2012, we extended the exercise dates on these warrants for an additional 24 months from the original effective date of the warrant.

In connection with the offering of the 12% Convertible Debentures, we issued warrants to purchase up to 430,000 shares of common stock at an exercise price of $2.00 per share. The aggregate fair value of the warrants on the date of grant was approximately $161,000 using the Black-Scholes option pricing model. The warrants are exercisable for a period of three years from the date of grant. In addition, 45,000 shares of common stock were issued to certain holders as an inducement to purchase the 12% Convertible Debentures. The aggregate fair value of the common stock issued was approximately $46,800. During the first quarter 2012, we extended the exercise dates on these warrants for an additional 24 months from the original effective date of the warrant.

In connection with the private placement offering of Series A Convertible Preferred Stock, we issued warrants to the holders to purchase up to 1,674,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised for a period of three years from the date of grant. The aggregate fair value of the warrants on the date of grant was approximately $1,573,500 using the Black-Scholes option pricing model and was accounted for as a derivative liability on the accompanying consolidated balance sheets. For the year ended December 31, 2011, we issued warrants to the holders to purchase up to 126,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised for a period of three years from the date of grant. The aggregate fair value of the warrants issued was $118,440, determined by using a Monte Carlo simulation, and was accounted for as a derivative liability on the accompanying consolidated balance sheets. During the first quarter 2012, we extended the exercise dates on these warrants for an additional 24 months from the original effective date of the warrant.

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

In connection with the WayPoint Transaction, we issued warrants (the Purchaser Warrant – see Note 9) to purchase up to 19,809,245 shares of common stock at an exercise price of $0.01 per share to WayPoint, subject to certain adjustments as set forth in the warrant agreement such that at the time of exercise, the total number of warrants exercisable is equal to 35% of the then outstanding shares of common stock. The Purchaser Warrant is exercisable at any time and expires on the tenth anniversary from the date of issuance.

In connection with the WayPoint Transaction, we issued warrants (the Control Warrant – see Note 9) to purchase up to 18,491,190 shares of common stock at an exercise price of $0.01 per share to WayPoint. The Control Warrant is exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the date on which a change of control occurs, as defined, if we are unable to redeem all of the Senior Series A Redeemable Preferred Stock, (ii) the date on which an event of default occurs, as defined, provided that payment to the holders of the Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of the default will be considered a cure of the default, (iii) 75 days after the date on which a third default, as defined, has occurred within a consecutive 12-month period, and (iv) May 23, 2016, which is the maturity date of the Senior Series A Redeemable Preferred Stock and we are unable to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with the WayPoint Purchase Agreement.

In addition, we issued warrants to purchase up to 223,200 shares of Series A Convertible Preferred Stock to the underwriter of the private placement offering of Series A Convertible Preferred Stock. The warrants may be exercised for a period of three years from date of grant at an exercise price of $1.00 per share. The aggregate fair value of the warrants on the date of grant was approximately $283,500 using the Black-Scholes option pricing model. In addition, for the year ended December 31, 2011, we issued warrants to purchase up to 16,800 shares of Series A Convertible Preferred Stock to the placement agent of the private placement offering of Series A Convertible Preferred Stock. The warrants may be exercised for a period of three years from date of grant at an exercise price of $1.00 per share. The aggregate fair value of the warrants on the date of grant was approximately $15,792 using the Monte Carlo simulation. During the first quarter 2012, we extended the exercise dates on these warrants for an additional 24 months from the original effective date of the warrant.

The fair value of warrants was determined using the Black-Scholes option pricing model. The expected term of the warrant is estimated based on the contractual term or an expected time-to-liquidity event. The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility. The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant. The aggregate fair value of the warrants issued in 2010 totaled approximately $29,856,000 and was determined using the following weighted average attributes and assumptions: risk-free interest rate of 1.61%, expected dividend yield of 0%, expected term of 5.5 years, and expected volatility of 55%. The aggregate fair value of the warrants issued during 2011 totaled approximately $134,200 and was determined using the following weighted average attributes and assumptions: risk-free interest rate of 1.62%, expected dividend yield of 0%, expected term of 5.5 years, and expected volatility of 55%. A summary of warrant activity for the years ended December 31, 2011 and 2010 is as follows:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	2,899,251	$1.00
Issued	41,162,079	0.12
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2010	44,061,330	$0.18
Issued	142,800	1.88
Adjustment for WayPoint Warrant (1)	3,283,224	0.01
Exercised	(1,151,405)	1.84
Forfeited or expired	—	—

Outstanding at December 31, 2011	46,335,949	$0.13

(1)	The Waypoint Purchase Agreement allows WayPoint to purchase shares of the Company’s common stock equal to 51% of the Company’s fully diluted common stock then outstanding.

NOTE 14. FAIR VALUE MEASUREMENTS

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

For the years ended December 31, 2011 and 2010, the fair value of the derivative liability decreased $28,903,066 and increased $13,301,755, respectively, and was recorded within other income (expense) in the accompanying consolidated statements of operations. The decrease in fair value of the liability for the year ended December 31, 2011 compared to the prior year ended December 31, 2010 is due principally to (i) acceleration of the expected maturity date of the WayPoint Securities related to WayPoint’s initiation of marketing for sale of FDF and (ii) reduction in the market value of the Company’s common stock.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

December 31, 2011	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$5,343,000	$—	$—	$5,343,000

December 31, 2010	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$34,128,386	$—	$—	$34,128,386

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2009	$—
Issuance of derivative instruments	20,826,631
Change in derivative liabilities	13,301,755

Balance, December 31, 2010	34,128,386
Issuance of derivative instruments	118,440
Exercise of derivative instruments	(760)
Change in derivative liabilities	(28,903,066)

Balance, December 31, 2011	$5,343,000

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

We had no such oil containment boom activities during the year ended December 31, 2011.

NOTE 16. INCOME TAXES

For the years ended December 31, 2011 and 2010, we had income before income taxes of $17,311,759 and a loss before income taxes of $19,647,566, respectively.

The components of the income tax provision are as follows:

	December 31,
	2011	2010
Current:
Federal	$—	$—
State	227,549	13,610

	227,549	13,610
Deferred:
Federal	290,695	(8,811)
State	41,023	(1,500)

	331,718	(10,311)

Income tax provision	$559,267	$3,299

At December 31, 2011, we have accumulated net operating losses totaling $14,571,673. The net operating loss carryforwards will begin to expire in 2028 if not utilized. We have recorded net losses in each year since inception and through December 31, 2010. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets related to our net operating losses will not be fully realized. Accordingly, we have provided a valuation allowance against those deferred tax assets at December 31, 2011 and 2010.

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	December 31,
	2011	2010
Expected income tax benefit based on U.S. statutory rate	$6,059,116	$(6,680,172)
State income taxes (net of federal income tax benefit)	155,208	13,609
Net book/tax differences on unconsolidated subsidiaries	—	(308,981)
Permanent differences	33,114	407,749
Other	513,767	5,502
Valuation allowance	(6,201,938)	6,565,592

Income tax provision	$559,267	$3,299

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are presented below:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$6,081,572	$3,667,779
Impairment of oil and gas properties	61,550	249,099
Intangible assets	—	383,048
Fair value of derivative	—	5,123,679
Accretion expense	1,740,774	—
Other	500,897	367,074
Capital loss carryforward	487,141	—
Valuation allowance on deferred tax assets	(2,922,087)	(9,124,025)

Total deferred tax assets	5,949,847	666,654

Deferred tax liabilities:
Property, plant, and equipment	(9,170,641)	(9,094,577)
Intangible assets	(4,703,555)	(5,691,850)
Fair value of derivative	(6,480,624)	—
Other	(129,096)	(82,578)

Total deferred tax liabilities	(20,483,916)	(14,869,005)

Net deferred tax liability	$(14,534,069)	$(14,202,351)

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	December 31,
	2011	2010
Current deferred tax asset, net	$224,326	$13,487
Non-current deferred tax liability, net	(14,758,395)	(14,215,838)

	$(14,534,069)	$(14,202,351)

We are subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and/or local income tax examinations by authorities for the tax years before 2007.

NOTE 17. EARNINGS PER SHARE

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

The following table reconciles net income (loss) and common shares outstanding used in the calculations of basic and diluted earnings ( loss) per share. Because holders of the Series A Convertible Preferred Stock do not participate in losses, 2,580,000 shares of common stock equivalents were excluded from the calculation of basic and diluted earnings per share for the year ended December 31, 2010. Further, because a net loss was incurred during 2010, dilutive instruments including the warrants and convertible debentures produce an antidilutive net loss per share result. These excluded shares totaled 24,193,465 for the year ended December 31, 2010. Therefore, the diluted loss per share reported in the accompanying consolidated statements of operations for the year ended December 31, 2010 are the same as the basic loss per share amounts. A total of 521,179 shares of common stock equivalents were excluded from the calculation of diluted earnings per share for the year ended December 31, 2011, as the effect of including such shares was antidilutive.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	December 31,
	2011	2010
Basic net income (loss) per share:
Net income (loss)	$16,752,492	$(19,650,865)
Attributable to preferred stockholders	(530,354)	(53,280)

Net income (loss) attributable to common stockholders	$16,222,138	$(19,704,145)

Weighted average common shares outstanding, basic	26,711,840	20,149,999

Basic net income (loss) per share	$0.61	$(0.98)

Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$16,222,138	$(19,704,145)
Plus: income impact of assumed conversions
Convertible preferred stock dividends	530,354	—

Income available to common stockholders + assumed conversions	$16,752,492	$(19,704,145)

Weighted average common shares outstanding, basic	26,711,840	20,149,999
Plus: incremental shares from assumed conversions
Effect of dilutive warrants	43,637,257	—
Effect of dilutive convertible preferred stock	3,207,376	—

Shares used in calcuating diluted loss per share	73,556,473	20,149,999

Diluted net income (loss) per share	$0.23	$(0.98)

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

The following tables present selected financial information of our operating segments for the year ended December 31, 2011. Information presented below as “Corporate and Intersegment Eliminations” includes results from operating activities that are not considered operating segments, as well as corporate and certain financing activities. Prior to the acquisition of FDF, we operated as a single segment enterprise.

For the year ended December 31, 2011, we had two customers that accounted for more than 10% of our total consolidated revenues: Baker Hughes – 22% and Halliburton Energy Services – 10%. For the year ended December 31, 2010, we had one customer that accounted for more than 10% of our total consolidated revenues: BJ Services—14%.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Oil Field Services	Oil and Gas	Corporate and Intersegment Eliminations	Total
Year Ended December 31, 2011:
Revenues:
Oil field services	$74,273,049	$—	$—	$74,273,049
Drilling fluids	10,280,622	—	—	10,280,622
Oil & gas	—	349,707	—	349,707
Other	—	357,863	—	357,863

Total Revenues	84,553,671	707,570	—	85,261,241
Expenses and other, net:
Cost of goods sold—drilling fluids	2,999,573	—	—	2,999,573
Production cost—oil & gas	—	10,578	—	10,578
Lease operating expenses	—	59,518	—	59,518
Depreciation, depletion, and amortization	8,777,960	52,513	187	8,830,660
Selling, general and administrative expenses	70,657,723	616,863	3,656,452	74,931,038
Loss on litigation	—	965,065	104,000	1,069,065
Loss on sale of asset	64,612	5,004	1,950	71,566
Interest income	—	(836)	(393)	(1,229)
Interest expense	4,271,982	106,838	717,195	5,096,015
Accretion of preferred stock	3,772,727	—	—	3,772,727
Equity in loss of unconsolidated subsidiaries	—	—	—	—
Loss on sale of unconsolidated subsidiary	—	—	—	—
Change in fair value of derivative	(27,211,826)	—	(1,691,240)	(28,903,066)
Other income	13,037	—	—	13,037

Total expenses and other, net	63,345,788	1,815,543	2,788,151	67,949,482

Loss before income taxes	21,207,883	(1,107,973)	(2,788,151)	17,311,759
Income tax provision	(599,267)	—	—	(599,267)

Net income (loss)	$20,648,616	$(1,107,973)	$(2,788,151)	$16,752,492

	Oil Field Services	Oil and Gas	Corporate and Intersegment Eliminations	Total
Year Ended December 31, 2010:
Revenues:
Oil field services	$6,031,455	$—	$—	$6,031,455
Drilling fluids	1,059,008	—	—	1,059,008
Oil & gas	—	204,906	—	204,906
Other	—	576,981	—	576,981
Total Revenues	7,090,463	781,887	—	7,872,350
Expenses and other, net:
Cost of goods sold—drilling fluids	437,230	—	—	437,230
Production cost—oil & gas	—	14,489	—	14,489
Lease operating expenses	—	128,872	—	128,872
Depreciation, depletion, and amortization	690,369	82,457	—	772,826
Selling, general and administrative expenses	5,739,505	2,539,725	2,640,483	10,919,713
Gain on sale of assets	—	(466,902)	—	(466,902)
Interest income	—	—	(1,230)	(1,230)
Interest expense	427,117	21,687	383,360	832,164
Accretion of preferred stock	398,232	—	—	398,232
Equity in loss of unconsolidated subsidiaries	—	8,750	308,408	317,158
Loss on sale of unconsolidated subsidiary	—	—	870,750	870,750
Change in fair value of derivative	13,301,755	—	—	13,301,755
Other income	(5,141)	—	—	(5,141)

Total expenses and other, net	20,989,067	2,329,078	4,201,771	27,519,916

Loss before income taxes	(13,898,604)	(1,547,191)	(4,201,771)	(19,647,566)
Income tax provision	(3,299)	—	—	(3,299)

Net loss	$(13,901,903)	$(1,547,191)	$(4,201,771)	$(19,650,865)

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	$20,094,209,0	$20,094,209,0	$20,094,209,0	$20,094,209,0
	Oil Field Services	Oil & Gas	Corporate and Intersegment Eliminations	Total
As of December 31, 2011:
Current Assets	$20,578,238	$77,159	$31,704	$20,687,101
Property, plant, and equipment, net	40,968,628	60,676	5,436	41,034,740
Goodwill / intangible assets	18,473,464	—	—	18,473,464
Deferred financing cost	599,807	—	1,023,269	1,623,076
Other assets	112,869	9,296	—	122,165

Total assets	$80,733,006	$147,131	$1,060,409	$81,940,546

Current liabilities	$39,861,742	$733,736	$4,467,784	$45,063,262
Long-term debt	1,269,328	1,212,611	233,324	2,715,263
Senior Series A redeemable preferred stock	4,170,959	—	—	4,170,959
Warrant derivative	—	—	—	—
Asset retirement obligation	—	—	—	—
Deferred income taxes	14,096,098	113,582	548,715	14,758,395
Stockholder’s equity (deficit)	21,334,879	(1,912,798)	(4,189,414)	15,232,668

Total liabilities and stockholder’s equity	$80,733,006	$147,131	$1,060,409	$81,940,546

Additions to long-lived assets	$5,697,700	$58,174	$5,624	$5,761,498

Acquisition of proved properties	$—	$—	$—	$—

	$20,094,209,0	$20,094,209,0	$20,094,209,0	$20,094,209,0
	Oil Field Services	Oil & Gas	Corporate and Intersegment Eliminations	Total
As of December 31, 2010:
Current Assets	$15,311,299	$243,185	$165,400	$15,719,884
Property, plant, and equipment, net	43,295,611	1,861,262	—	45,156,873
Goodwill / intangible assets	18,880,998	—	—	18,880,998
Deferred financing cost	735,612	—	1,278,949	2,014,561
Other assets	112,868	56,884	—	169,752

Total assets	$78,336,388	$2,161,331	$1,444,349	$81,942,068

Current liabilities	$62,694,911	$1,183,510	$2,913,259	$66,791,680
Long-term debt	861,581	22,822	243,577	1,127,980
Senior Series A redeemable preferred stock	398,232	—	—	398,232
Warrant derivative	—	—	1,573,560	1,573,560
Asset retirement obligation	—	50,078	—	50,078
Deferred income taxes	14,215,838	—	—	14,215,838
Stockholder’s equity (deficit)	165,826	904,921	(3,286,047)	(2,215,300)

Total liabilities and stockholder’s equity	$78,336,388	$2,161,331	$1,444,349	$81,942,068

Additions to long-lived assets	$1,864,622	$—	$21,583	$1,886,205

Acquisition of proved properties	$—	$1,451,858	$—	$1,451,858

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is summarized below.

	Years Ended December 31,
	2011	2010
Supplemental disclosures of cash flow information:
Total cash paid for interest	$1,284,634	$362,940

Total cash paid for taxes	$1,824,900	$—

Cash paid for interest — related party	$4,737	$—

Supplemental disclosure of non-cash information:
Additions to property and asset retirement obligations	$—	$5,115

Additions to property, plant, and equipment through issuance of common stock and debt	$—	$1,425,795

Exchange of interest in oil and gas properties	$—	$42,036

Common stock issued in connectin with acquisitions	$—	$11,203,951

Debt issued/assumed in acquisitions	$—	$3,228,407

Exchange of 12% debentures for common stock	$114,999	$—

Issuance of derivative liability	$118,440	$1,573,560

Dividend declared	$530,354	$53,280

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

The following condensed financial statements present our financial position as of December 31, 2011 and 2010 and our results of operations and cash flows for the two years in the period ended December 31, 2011 and 2010 on a parent-only basis.

In the parent company only financial statements, the investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of formation. Our share of income or loss is recorded as equity in loss of subsidiaries. The parent company only financial statements should be read in conjunction with our consolidated financial statements.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Condensed Balance Sheets

	At December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$72	$165,400
Accounts receivable, net	562,500	—
Prepaid expenses and other assets	31,632	—

Total current assets	594,204	165,400
Deferred financing costs	1,023,269	1,278,949
Investment in subsidiaries	18,267,805	1,136,542
Property, plant, and equipment, net	5,437	—

Total assets	$19,890,715	$2,580,891

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accrued expenses	$1,830,256	$444,135
Debt - current portion	2,429,000	2,534,919

Total current liabilities	4,259,256	2,979,054
Debt	233,324	243,577
Deferred tax liability	165,467	—
Derivative liabilities	—	1,573,560

Total liabilities	4,658,047	4,796,191
Stockholders’ equity:
Preferred stock, Series A	5,761	5,580
Preferred stock, Series B	—	—
Common stock	27,468	26,219
Additional paid-in capital	25,974,600	24,750,200
Accumulated deficit	(10,775,161)	(26,997,299)

Total stockholders’ equity	15,232,668	(2,215,300)

Total liabilities and stockholders’ equity	$19,890,715	$2,580,891

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Condensed Statements of Operations

	Years Ended December 31,
	2011	2010
Revenues	$750,000	$62,500
Operating expenses:
Selling, general, and administrative expenses	3,736,561	2,640,483
Depreciation, depletion, and amortization	187	—
Loss on litigation	104,000	—

Total operating expenses	3,840,748	2,640,483

Loss from operations	(3,090,748)	(2,577,983)
Other income (expense):
Interest income	393	1,230
Interest expense	(717,195)	(383,360)
Change in fair value of derivative liabilities	1,691,240	—
Equity in income (loss) of subsidiaries	18,868,802	(15,511,594)
Equity in loss of unconsolidated subsidiaries	—	(308,408)
Loss on sale of unconsolidated subsidiary	—	(870,750)

Total other expenses	19,843,240	(17,072,882)

Net income (loss)	$16,752,492	$(19,650,865)

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Condensed Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$16,752,492	$(19,650,865)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in loss of unconsolidated subsidiaries	—	308,408
Equity (income) loss of subsidiaries	(18,868,802)	15,511,594
Depreciation, depletion and amortization	187	—
Share-based compensation	742,541	1,015,525
Amortization of deferred financing fees	255,680	35,766
Loss on disposal, net	—	870,750
Change in fair value of derivative liabilities	(1,691,240)	—
Change in deferred taxes	165,467	—
Loss on litigation	104,000	—
Amortization debt discount	186,248	—
Change in working capital:
Accounts receivable and other assets	(594,132)	—
Accounts payable and accrued expenses	855,765	276,694

Net cash used in operating activities	(2,091,794)	(1,632,128)

Cash flows from investing activities:
Investments in property and equipment	(5,623)	—
Investments in subsidiaries	1,737,539	(4,621,335)
Investments in unconsolidated subsidiaries	—	(99,999)
Proceeds from divestitures	—	400,000

Net cash used in investing activities	1,731,916	(4,321,334)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	—	181,100
Proceeds from the issuance of Series A convertible preferred stock	420,000	5,029,011
Proceeds from the issuance of 12% convertible debentures	—	2,150,000
Issuance of common stock on warrants converted	12,500	—
Borrowings under notes payable	337,500	—
Payments on notes payable	(524,920)	(706,710)
Issuance costs	(50,530)	(535,946)

Net cash provided by financing activities	194,550	6,117,455

Net increase (decrease) in cash and cash equivalents	(165,328)	163,993
Cash and cash equivalents at beginning of year	165,400	1,407

Cash and cash equivalents at end of year	$72	$165,400

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 21. SUPPLEMENTAL DISCLOSURE OF OIL & GAS OPERATIONS (Unaudited)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic 932, Extractive Activities – Oil and Gas. For the year ended December 31, 2011, we did not have any significant oil and gas producing activities.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the year ended December 31, 2010, is as follows. There was no such significant activity for 2011.

2010
Acquisition of proved properties	$1,451,858

Development costs	$—

Exploration costs	$—

Results of Operations for Producing Activities

The following table presents the results of operations for our oil and gas producing activities for the year ended December 31, 2010. There was no such significant activity for 2011.

2010
Revenues	$204,906
Production costs	(143,361)
Exploration expenses	—
Depreciation, depletion and valuation provisions	(61,865)

(320)
Income tax expenses	—

Results of operations from producing activities	$(320)

Reserve Quantity Information

Reserve information for 2010 related to our proved developed producing properties is based on estimates prepared by LaRoche Petroleum Consultants, Ltd. (“LPC”), independent petroleum engineers. The technical persons responsible for preparing these reserve estimates meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. LPC is an independent firm of petroleum engineers, geologists, and geophysicists; and are not employed on a contingent fee basis. Reserve information for 2010 related to our proved developed non-producing and proved undeveloped properties is based on estimates prepared internally by NYTEX’s staff petroleum engineer who, prior to February 2010, also served as the Vice President of Exploration & Production for the Company. We did not perform any recompletions to place proved developed non-producing (“PDnP”) reserves we reported as of December 31, 2009 into production during 2010. After performing a review of recompletions and new drills in the area surrounding our PDnP reserves and finding no new data that would require revisions to our 2010 PDnP reserve calculations, the 2010 PDnP reserve volumes were updated with the 2010 SEC pricing and revised differentials as provided by LPC to calculate the PDnP reserves as of December 31, 2010.

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

Our reserve calculations and future cash inflows as of December 31, 2010 have been prepared and presented under new SEC rules. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-period pricing. The average prices used for 2010 under these new rules were $61.08 per Bbl for oil and $4.24 per Mcf for natural gas, each as adjusted for location, grade and quality. Future price changes were considered only to the extent provided by contractual arrangements in existence at year-end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated as well as tax credits and allowances relating to our proved oil and gas reserves, to the future pre-tax net cash flows relating to our proved oil and gas reserves. In May 2011, in connection with a settlement of claims against the Company, the Company sold its entire interest in the Panhandle Field Producing Property (See Part I, Item 3, Legal Proceedings, for further information).

The standardized measure of our proved oil and gas reserves at December 31, 2010, which represents the present value of estimated future cash flows using a discount rate of 10% a year, is as follows:

2010
Future cash inflows	$9,621,827
Future production and development costs	(3,923,945)
Future income taxes	(1,064,010)

Future net cash flows	4,633,872
10% annual discount for estimated timing of cash flows	(1,412,312)

Standardized measure of discounted net cash flows	$3,221,560

Changes in the standardized measure of our proved oil and gas reserves for the years ended December 31, 2010, were as follows:

2010
Beginning of year	$2,733,520
Sales of oil and gas produced, net of operating costs	(61,545)
Net change in prices and production costs	1,859,690
Purchases and sales of minerals in place	(198,690)
Estimated future development costs	(132,990)
Revisions of previous estimates	(729,963)
Accretion of discount	(261,193)
Net change in income taxes	12,731

End of year	$3,221,560

As of December 31, 2011, we no longer have an interest in the Panhandle Field Producing Property.

EXHIBIT INDEX

Exhibit	Document

2	Membership Interests Purchase Agreement by and among Registrant, Francis Drilling Fluids, Ltd., Francis Oaks, L.L.C. and the Members of Francis Oaks, L.L.C. dated November 23, 2010 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

3.1	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

3.2	Bylaws of Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

4.1	Form of Purchaser Warrant (filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Form of Control Warrant (filed as Exhibit 10.7 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.3	Form of Registration Rights Agreement between WayPoint Nytex, LLC and the Registrant dated November 23, 2010 (filed as Exhibit 10.8 to the Registrant’s Form 8-K filed November 30, 2011 and incorporated herein by reference)

4.4	Amended and Restated Certificate of Designation in respect of Senior Series A Redeemable Preferred Stock (filed as Exhibit 10.9 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.5	Amended and Restated Certificate of Designation in respect of Senior Series B Redeemable Preferred Stock (filed as Exhibit 10.10 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

10.1	Indemnification Agreement between the Company and Jonathan Rich, dated April 1, 2011 (filed as Exhibit 10.23 to the Registrant’s Amendment No. 1 to Form S-1 filed July 13, 2011 and incorporated herein by reference)

10.2	Indemnification Agreement between the Company and Michael K. Galvis, dated April 1, 2011 (filed as Exhibit 10.24 to the Registrant’s Amendment No. 1 to Form S-1 filed July 13, 2011 and incorporated herein by reference)

10.3	Indemnification Agreement between the Company and William Brehmer, dated April 1, 2011 (filed as Exhibit 10.25 to the Registrant’s Amendment No. 1 to Form S-1 filed July 13, 2011 and incorporated herein by reference)

10.4	Indemnification Agreement between the Company and Michael G. Francis, dated April 1, 2011 (filed as Exhibit 10.26 to the Registrant’s Amendment No. 1 to Form S-1 filed July 13, 2011 and incorporated herein by reference)

10.5	Indemnification Agreement between the Company and Kenneth K. Conte, dated April 1, 2011 (filed as Exhibit 10.27 to the Registrant’s Amendment No. 1 to Form S-1 filed July 13, 2011 and incorporated herein by reference)

10.6	Form of Amendment to 12% Convertible Debenture issued by the Company to holders thereof dated February 8, 2011 (filed as Exhibit 10.28 to the Registrant’s Amendment No. 1 to Form S-1 filed July 13, 2011 and incorporated herein by reference)

10.7	Forbearance Agreement dated September 29, 2011, by and among NYTEX Energy Holdings, Inc., NYTEX FDF Acquisition, Inc., New Francis Oaks, LLC, Francis Drilling Fluids, Ltd., and WayPoint Nytex, LLC (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 30, 2011 and incorporated herein by reference)

10.8	First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver dated November 1, 2011, by and among NYTEX FDF Acquisition, Inc., New Francis Oaks, LLC, Francis Drilling Fluids, Ltd., and PNC Bank, NA (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed November 4, 2011 and incorporated herein by reference)

10.9	Employment Agreement between the Company and Bryan A. Sinclair, dated March 5, 2011*

21	List of Subsidiaries of Registrant*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

99	Report of LaRoche Petroleum Consultants, Ltd. regarding oil and gas reserves, dated March 3, 2011 (filed as Exhibit 99 to the Registrant’s Form 10-K filed April 15, 2011 and incorporated herein by reference)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
***	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.