Form 10-Q
period 2012-03-31
NYTEX Energy Holdings, Inc.
filed 2012-05-15
CIK 1475899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, the registrant had 24,341,292 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document relate to future events, including, but not limited to, any and all statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve known and unknown risks and uncertainties, including, but not limited to, those relating to the current economic downturn and credit crisis, the potential sale of our Oilfield Services business, the volatility of natural gas and oil prices, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, technological changes, our significant capital requirements, the potential impact of government regulations, adverse regulatory determinations, litigation, competition, business and equipment acquisition risks, availability of equipment, weather, availability of financing, financial condition of our industry partners, ability of industry partners/customers to obtain permits and other factors detailed herein. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Risk Factors” and in our Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

PART I

Item 1. Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$39,925	$10,817
Accounts receivable, net	13,588,412	15,795,637
Inventories	1,683,402	1,497,066
Prepaid expenses and other	2,287,962	3,159,255
Deferred tax asset, net	248,608	224,326

Total current assets	17,848,309	20,687,101

Property, plant, and equipment, net	39,326,839	41,034,740
Other assets:
Deferred financing costs	1,523,954	1,623,076
Intangible assets, net	12,456,657	12,829,846
Goodwill	5,643,618	5,643,618
Deposits and other	122,164	122,165

Total assets	$76,921,541	$81,940,546

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,889,214	$11,485,958
Accrued expenses	6,180,863	5,186,417
Revenues payable	8,986	7,700
Wells in progress	502,106	502,106
Derivative liabilities	9,610,000	5,343,000
Debt - current portion	19,974,221	22,538,080

Total current liabilities	46,165,390	45,063,261

Other liabilities:
Debt	2,548,311	2,715,263
Senior Series A redeemable preferred stock	5,114,141	4,170,959
Deferred tax liabilities	14,475,181	14,758,395

Total liabilities	68,303,023	66,707,878

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, Series A convertible, $0.001 par value; 10,000,000 shares authorized; 5,761,028 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	5,761	5,761
Preferred stock, Series B, $0.001 par value; 1 share authorized; 1 share issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,487,723 and 27,467,723 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	27,488	27,468
Additional paid-in capital	26,057,713	25,974,600
Accumulated deficit	(17,467,427)	(10,775,161)

Total NYTEX Energy Holdings, Inc. stockholders’ equity	8,623,535	15,232,668

Non-controlling interest	(5,017)	—

Total equity	8,618,518	15,232,668

Total liabilities and stockholders’ equity	$76,921,541	$81,940,546

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Oilfield services	$17,730,316	$16,532,098
Drilling fluids	2,319,900	2,019,804
Oil and gas	12,430	78,345
Other	950,110	76,425

Total revenues	21,012,756	18,706,672

Operating expenses:
Cost of goods sold - drilling fluids	778,968	510,700
Oil & gas lease operating expenses	6,566	37,764
Depreciation, depletion, and amortization	2,291,432	2,164,667
Selling, general, and administrative expenses	18,166,162	17,259,552
Loss on litigation settlement	—	965,065
(Gain) loss on sale of assets, net	63,732	(61,758)

Total operating expenses	21,306,860	20,875,990

Loss from operations	(294,104)	(2,169,318)

Other income (expense):
Interest income	—	284
Interest expense	(1,308,340)	(1,220,613)
Change in fair value of derivative liabilities	(4,267,000)	(12,866,174)
Accretion of preferred stock liability	(943,182)	(943,182)
Other	4,422	(13,665)

Total other expense	(6,514,100)	(15,043,350)

Loss before income taxes	(6,808,204)	(17,212,668)

Income tax benefit	240,193	412,284

Net loss	(6,568,011)	(16,800,384)
Non-controlling interest	5,017	—

Net loss attributable to NYTEX Energy Holdings, Inc.	(6,562,994)	(16,800,384)
Preferred stock dividends	(129,272)	(132,900)

Net loss to common stockholders	$(6,692,266)	$(16,933,284)

Net loss per share, basic and diluted	$(0.24)	$(0.65)

Weighted average shares outstanding, basic and diluted	27,472,558	26,224,480

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Balance at December 31, 2010	5,580,000	$5,580	1	$—	26,219,665	$26,219	$24,750,200	$(26,997,299)	$—	$(2,215,300)

Issuance of Series A Convertible Preferred Stock	420,000	420					369,050			369,470
Shares issued for share-based compensation and services					16,667	17	80,584			80,601
Issuance of warrant derivative							(118,440)			(118,440)
Dividend declared								(132,900)		(132,900)
Net loss								(16,800,384)	—	(16,800,384)

Balance at March 31, 2011	6,000,000	$6,000	1	$—	26,236,332	$26,236	$25,081,394	$(43,930,583)	$—	$(18,816,953)

Balance at December 31, 2011	5,761,028	$5,761	1	$—	27,467,723	$27,468	$25,974,600	$(10,775,161)		$15,232,668

Shares issued for debt					20,000	20	32,980			33,000
Share-based compensation							50,133			50,133
Dividends declared								(129,272)		(129,272)
Net loss	—	—	—	—	—	—	—	(6,562,994)	(5,017)	(6,568,011)

Balance at March 31, 2012	5,761,028	$5,761	1	$—	27,487,723	$27,488	$26,057,713	$(17,467,427)	$(5,017)	$8,618,518

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,568,011)	$(16,800,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,291,432	2,164,667
Bad debt expense	(80,943)	48,570
Share-based compensation	50,133	80,601
Deferred income taxes	(307,496)	(483,047)
Accretion of discount on asset retirement obligations	—	2,607
Amortization of debt discount	15,028	39,819
Amortization of deferred financing fees	99,122	99,121
Accretion of Senior Series A redeemable preferred stock liability	943,182	943,182
Change in fair value of derivative liabilities	4,267,000	12,866,174
Loss on litigation settlement	—	965,065
(Gain) loss on sale of assets	63,732	(61,758)
Change in working capital:
Accounts receivable	2,288,168	686,199
Inventories	(186,336)	(59,570)
Prepaid expenses and other	871,293	598,073
Accounts payable and accrued expenses	(731,569)	975,761
Other liabilities	1,286	94,067

Net cash provided by operating activities	3,016,021	2,159,147

Cash flows from investing activities:
Additions to property, plant, and equipment	(300,687)	(2,575,155)
Proceeds from sale of property, plant, and equipment	26,613	220,776

Net cash used in investing activities	(274,074)	(2,354,379)

Cash flows from financing activities:
Proceeds from the issuance of Series A convertible preferred stock	—	369,470
Proceeds from the issuance of 9% convertible debentures	—	973,471
Borrowings under senior facility	21,600,264	20,450,082
Payments under senior facility	(23,178,807)	(21,195,868)
Payments on notes payable	(1,134,296)	(600,734)

Net cash used in financing activities	(2,712,839)	(3,579)

Net increase (decrease) in cash and cash equivalents	29,108	(198,811)
Cash and cash equivalents at beginning of year	10,817	209,498

Cash and cash equivalents at end of year	$39,925	$10,687

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. NATURE OF BUSINESS

NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with operations centralized in two wholly-owned subsidiaries, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of crude oil and natural gas reserves, and Francis Drilling Fluids, Ltd., (“Francis Drilling Fluids,” or “FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry. On November 23, 2010, through our newly-formed and wholly-owned subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), we acquired 100% of the membership interests of Francis Oaks, LLC (“Oaks”) and its wholly-owned operating subsidiary, FDF (together with Oaks, the “Francis Group”). The Francis Group has no other assets or operations other than FDF (See Note 5). On May 4, 2012, certain subsidiaries of ours entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an unaffiliated third party, FDF Resources Holdings LLC (the “Purchaser”). Pursuant to the Merger Agreement, Oaks was merged into the Purchaser and, as a result, FDF is now owned by an unaffiliated third party. See below for further discussion.

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

Petro Staffing Group, LLC (“PSG”), a subsidiary of the Company formed in March 2012, is a full-service staffing agency providing the energy marketplace with temporary and full-time professionals. PSG sources, evaluates, and delivers quality candidates to address the demand for personnel within the oil & gas industry. NYTEX Energy owns 80% of PSG resulting in a non-controlling interest.

NYTEX Energy and its wholly owned subsidiaries are headquartered in Dallas, Texas.

Disposition of FDF and Liquidity

As more fully reported on Form 8-K on May 10, 2012, on May 4, 2012, (the “Closing Date”), Acquisition Inc., together with New Francis Oaks, LLC, a Delaware limited liability company (“New Francis Oaks”, formerly Francis Oaks, LLC ) and a wholly-owned subsidiary of Acquisition Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an unaffiliated third party, FDF Resources Holdings LLC, a Delaware limited liability company (the “Purchaser”). Pursuant to the terms of the Merger Agreement, New Francis Oaks merged with and into the Purchaser, and the Purchaser continued as the surviving entity after the merger (the “Disposition” or the “Merger”). New Francis Oaks owns 100% of the outstanding shares of FDF, and, as a result of the Disposition, we no longer own FDF.

The total consideration for the Merger paid by the Purchaser on the Closing Date was $62,500,000 (the “Merger Proceeds”). After: (i) an adjustment to the amount of the Merger Proceeds based upon the level of estimated working capital of the Francis Group on the Closing Date; (ii) the payment or provision for payment of all indebtedness of the Francis Group on the Closing Date; (iii) the payment of all indebtedness of Acquisition Inc. on the Closing Date (including under its senior secured credit facility with PNC Bank; (iv) the payment of the Put Payment Amount (as defined below) due to WayPoint Nytex, LLC (“WayPoint”) under the WayPoint Purchase Agreement (as defined below); (v) the payment of all transaction expenses relating to the Merger; (vi) the payment to the Company of $812,500 of accrued management fees and $110,279 of expense reimbursement due and payable to the Company under the Management Services Agreement, dated November 23,

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2010, between the Company and FDF (the “Management Agreement”); (vii) the payment of certain transaction bonuses payable to certain FDF employees; and (viii) the Purchaser’s delivery of $6,250,000 of the Merger Proceeds (the “Escrow Fund”) to The Bank of New York Mellon Trust Company, N.A., as escrow agent, to be held in escrow under the Escrow Agreement (as defined below), Acquisition Inc. received on the Closing Date remaining cash transaction proceeds in the amount of approximately $4,481,000. The Merger Agreement provides that, to the extent that the final amount of working capital of the Francis Group on the Closing Date is greater than the estimated amount of working capital, as determined under the Merger Agreement, the Purchaser will pay to Acquisition Inc. the amount of such working capital surplus, provided that, pursuant to the Omnibus Agreement (as defined below), WayPoint is entitled to receive 87.5% of any such working capital surplus payment. To the extent that the final amount of working capital of the Francis Group on the Closing Date is less than the estimated amount of working capital, Acquisition Inc. will pay to the Purchaser the amount of such working capital deficit, which payment will be made out of the Escrow Fund, provided that, pursuant to the Omnibus Agreement, WayPoint is obligated to pay to Acquisition Inc. 87.5% of the amount of any such working capital deficit.

As previously disclosed, on April 13, 2011, we received a letter from PNC, notifying the Company of the occurrence and continued existence of certain events of default (the “PNC Default”) under the Revolving Credit, Term Loan and Security Agreement (the “Senior Facility”). On November 3, 2011, the Company entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver (the “First Amendment”) with PNC, which was effective as of November 1, 2011. Under the First Amendment, PNC waived each of the events of default under the Senior Facility Agreement. However, as a result of the PNC Default, on April 14, 2011, the Company received a letter from WayPoint, as the holder of all of the outstanding shares of the Senior Series A Redeemable Preferred Stock of NYTEX Acquisition, stating that the Company was in default under the Preferred Stock and Warrant Purchase Agreement, by and among the Company, Acquisition Inc., and WayPoint (the “WayPoint Purchase Agreement”), for defaults similar to the PNC Default plus for our failure to pay dividends to WayPoint when due under the terms of the WayPoint Purchase Agreement. On May 4, 2011, WayPoint demanded, pursuant to a “Put Election Notice” delivered under the WayPoint Purchase Agreement (the “Put Election Notice”), that, as a result of those defaults, the Company and Acquisition Inc. repurchase from WayPoint, for an aggregate purchase price of $30,000,000, all of the securities of Acquisition Inc. and the Company originally acquired by WayPoint pursuant to the WayPoint Purchase Agreement, which securities consisted of: (i) 20,750 shares of Senior Series A Redeemable Preferred Stock of NYTEX Acquisition (the “WayPoint Series A Shares”); (ii) one (1) share of Series B Redeemable Preferred Stock of the Company (the “WayPoint Series B Share”); (iii) the Purchaser Warrant (as defined in the WayPoint Purchase Agreement); and (iv) the Control Warrant (as defined in the WayPoint Purchase Agreement) (collectively, the “WayPoint Securities”). Our failure to repurchase the WayPoint Securities in accordance with the Put Election Notice resulted in an additional event of default under the WayPoint Purchase Agreement. Thereafter, pursuant to the terms of the Forbearance Agreement, dated as of September 30, 2011 (the “Forbearance Agreement”), by and among the Company, Acquisition Inc., and WayPoint, WayPoint agreed to forbear, for a period of 60 days, from exercising its rights and remedies under the WayPoint Purchase Agreement. On November 14, 2011, WayPoint provided a formal written notice to the Company that the Company was in default under the Forbearance Agreement. Due to cross-default provisions, the default under the Forbearance Agreement also constituted a default under the First Amendment. As a result of the defaults under the WayPoint Purchase Agreement and the Forbearance Agreement, WayPoint initiated certain remedies afforded to it under the WayPoint Purchase Agreement and the Forbearance Agreement, including the sale of FDF to a third party. WayPoint directed the FDF sale process and, although we participated in the process, we did not control the ultimate disposition of FDF, including, but not limited to, the timing of the Merger and the Merger consideration. As a result of the transactions associated with the Merger, we are no longer in default under the First Amendment with PNC.

In connection with the consummation of the Merger, we entered into an Omnibus Agreement (the “Omnibus Agreement”) with WayPoint and Francis Group. The Omnibus Agreement became effective upon the consummation of the Merger.

Pursuant to the Omnibus Agreement, upon the consummation of the Merger:

(i) the Management Agreement was terminated;

(ii) Waypoint paid $150,000 to the Company out of the Put Payment Amount due and payable to WayPoint;

(iii) the Company was paid $812,500 from the Merger Proceeds, which sum represented accrued management fees due and payable to the Company from FDF under the Management Agreement; and

(iv) the Company was paid $110,279 from the Merger Proceeds, which sum represented reimbursement by FDF of certain expenses previously incurred by the Company in respect of certain professional services provided, and which reimbursement was due and payable to the Company from FDF under the Management Agreement.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In the Omnibus Agreement, the Company, WayPoint, and the Francis Group also agreed to mutual releases from and to each other, and their related parties, relating to facts existing on or before the Closing Date that relate to the Merger, the WayPoint Purchase Agreement, the related documents, and the relations among the parties. The releases also covered claims that any of the parties could assert against any employees of the FDF Group. In addition, the parties agreed that WayPoint would bear 87.5% of any post-closing working capital deficit under the Merger Agreement and WayPoint would receive 87.5% of any post-closing working capital surplus under the Merger Agreement.

Further, in connection with the consummation of the Merger, we entered into a Settlement Agreement (the “Settlement Agreement”) with WayPoint, the Francis Group, and Michael G. Francis and Bryan Francis (together, the “Francises”). The Settlement Agreement became effective upon the consummation of the Merger.

Pursuant to the Settlement Agreement, upon the consummation of the Merger:

(i) WayPoint paid out of the Put Payment Amount a $100,000 bonus to Michael G. Francis, the President of NYTEX Acquisition, and a $25,000 bonus to Jude N. Gregory, the Vice President and Chief Financial Officer of Acquisition Inc.;

(ii) (A) the Company caused the release of the $1,800,000 of Escrowed Cash (as defined in the Escrow Agreement, dated as of November 23, 2010, by and among Acquisition Inc., Bryan Francis and The F&M Bank & Trust Company (the “Francis Escrow Agreement”)) then being held in escrow pursuant to the Francis Escrow Agreement, in accordance with the terms of the Francis Escrow Agreement, and (B) Michael G. Francis transferred and assigned back to the Company 625,000 shares of common stock of the Company (“NYTEX Common Stock”) then owned by Michael G. Francis and originally issued to him pursuant to the Membership Interest Purchase Agreement, dated as of November 23, 2010 (the “Francis Purchase Agreement”), and then being held in escrow pursuant to the Francis Escrow Agreement, and such shares were cancelled;

(iii) (A) Michael G. Francis transferred and assigned back to the Company all of the remaining 2,197,063 shares of NYTEX Common Stock then owned by him and originally issued to him pursuant to the Francis Purchase Agreement, and such shares were cancelled, and (B) Bryan Francis transferred and assigned back to the Company all of the 381,607 shares of NYTEX Common Stock originally issued to him pursuant to the Francis Purchase Agreement, as well as all of the 27,225 shares of NYTEX Common Stock issued to him in connection with his employment by FDF, and such shares were cancelled;

(iv) the employment agreements of Michael G. Francis and Bryan Francis terminated and they became at-will employees of the FDF Group;

(v) each of the three designees of WayPoint then serving as directors of Acquisition Inc., which included John Henry Moulton, Thomas Drechsler and Lee Buchwald, resigned as directors of Acquisition Inc., effective immediately upon the consummation of the Merger; and

(vi) in exchange for receipt by WayPoint of the Put Payment Amount (which consisted of $30,000,000, less an aggregate of $306,639 of dividends previously received by WayPoint on account of the WayPoint Senior Series A Redeemable Preferred Stock, less an aggregate of $275,000 payable by WayPoint to the Company, Michael G. Francis and Jude N. Gregory pursuant to the Settlement Agreement, less an additional $449,072 (representing 87.5% of the estimated working capital deficit of the Francis Companies on the Closing Date, but subject to the right of WayPoint to subsequently receive 87.5% of any final working capital surplus of the Francis Companies on the Closing Date and the obligation of WayPoint to subsequently pay 87.5% of any final working capital deficit of the Francis Companies on the Closing Date, pursuant to the Omnibus Agreement); the “Put Payment Amount”), WayPoint transferred and assigned (A) the Senior Series A Redeemable Preferred Stock back to Acquisition Inc., (B) the Purchaser Warrant and the Control Warrant back to the Company, and (C) the WayPoint Series B Share back to the Company, and all such securities were cancelled.

In the Settlement Agreement, the Company, WayPoint, the Francis Group, and the Francises also agreed to mutual releases from and to each other, and their related parties, relating to facts existing on or before the Closing Date that relate to the Merger, the WayPoint Purchase Agreement, the related documents, and the relations among the parties, including in connection with any employment agreements or arrangements of the Francises. The releases also covered claims that any of the parties could assert against any employees of the FDF Group.

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under our remaining debt obligations and dividends payable under the Series A Convertible Preferred stock. As a result of the transactions associated with the Merger Agreement, we have satisfied all of

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

our obligations under the WayPoint Purchase Agreement and Senior Facility. Management has also implemented plans to improve liquidity through cash flows generated from development of new business initiatives within the oil & gas segment as well as the initiation of our new temporary staffing and permanent placement venture, through the sale of selected assets deemed unnecessary to our business, and improvements to results from existing operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

The interim financial data as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as filed in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior-period amounts have been reclassified to conform to the current-year presentation.

All references to the Company’s outstanding common shares and per share information have been adjusted to give effect to the one-for-two reverse stock split effective November 1, 2010.

NOTE 3. INVENTORY

Inventory consists of dry materials used in mixing oilfield drilling fluids and liquid drilling fluids mixed and ready for delivery to the drilling rig location. The dry materials are carried at the lower of cost or market, principally on the first-in, first-out basis. The liquid drilling materials are valued at standard cost which approximates actual cost on a first-in, first-out basis, not to exceed market value. Inventories amounted to $1,683,402 and $1,497,066 at March 31, 2012 and December 31, 2011, respectively, and are attributable to our Oilfield Services business.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

At March 31, 2012 and December 31, 2011, we had $5,643,618 of goodwill allocated to our oilfield services segment as a result of the acquisition of FDF in November 2010. Prior to the acquisition of FDF, we did not have any goodwill.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Intangible assets subject to amortization at March 31, 2012 and associated amortization expense for the three months then ended is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Expense
Non-compete agreements	$6,033,000	$(1,746,743)	$4,286,257	$327,515
Customer relationships	3,654,000	(243,600)	3,410,400	45,675

	$9,687,000	$(1,990,343)	$7,696,657	$373,190

The non-compete agreement and customer relationship intangible assets have been allocated to our oilfield services segment and have estimated useful lives of 2.5 to 7 years for non-compete agreements and 20 years for the customer relationships. We also have trade name intangible assets associated with FDF that are not subject to amortization, which have a carrying balance of $4,760,000 as of March 31, 2012 and December 31, 2011. We did not have any such intangible assets prior to our acquisition of FDF.

Prior to the disposition of FDF, the estimated amortization for the remainder of 2012 and each of the next five fiscal years is as follows:

April 1—December 31, 2012	$1,119,568
2013	1,086,057
2014	795,557
2015	795,557
2016	795,557
2017 and thereafter	3,104,361

NOTE 5. WAYPOINT TRANSACTION

In connection with the FDF acquisition, on November 23, 2010, we, through our wholly-owned subsidiary, Acquisition Inc., entered into a Preferred Stock and Warrant Purchase Agreement (“WayPoint Purchase Agreement”) with WayPoint Nytex, LLC (“WayPoint,”), an unaffiliated third party, whereby, in exchange for $20,000,001 cash, we issued to WayPoint (collectively, the “WayPoint Transaction”) (i) 20,750 shares of Acquisition Inc. 14% Senior Series A Redeemable Preferred Stock, par value of $0.001 and an original stated amount of $1,000 per share (“Senior Series A Redeemable Preferred Stock”), (ii) one share of NYTEX Energy Series B Preferred Stock, par value of $0.001 per share, (iii) a warrant to purchase up to 35% of the then outstanding shares of the Company’s common stock (“Purchaser Warrant”), and (iv) a warrant to purchase an additional number of the Company’s common stock so that, measured at the time of exercise, the number of shares of common stock issued to WayPoint represents 51% of the Company’s outstanding common stock on a fully-diluted basis (“Control Warrant”). The Control Warrant could be exercised only if certain conditions, as defined in the WayPoint Purchase Agreement, were met.

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

We have the right to redeem the Senior Series A Redeemable Preferred Stock (i) after the third anniversary of issuance at a redemption price equal to 104% of the original stated amount, and (ii) after the fourth anniversary of issuance at a redemption price equal to 103% of the original stated amount, to May 23, 2016, the maturity date of the Senior Series A Redeemable Preferred Stock. On the maturity date, we are required to redeem the Senior Series A Redeemable Preferred Stock at 100% of the original stated amount, together with all accrued and unpaid dividends as of the redemption date in cash. Further, we are required to redeem the Senior Series A Redeemable Preferred Stock at 100% after the earliest to occur of (a) a change of control, as defined, or (b) an event of default, as defined, that remains uncured for 75 days. As part of the disposition of FDF and settlement of the disputes with WayPoint in May 2012, the 20,750 shares of Series A Redeemable Preferred Stock held by WayPoint were cancelled.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Series B Preferred Stock

We issued one share of Series B Preferred Stock to WayPoint, a new class of NYTEX Energy preferred stock consisting of one authorized share. The Series B Preferred Stock provided the holder the right to designate two members to the Company’s board of directors, and upon the occurrence of a default under the WayPoint Purchase Agreement, the holder could require us to expand the number of board members providing WayPoint the ability to designate a majority of the Company’s board. As part of the disposition of FDF and settlement of the disputes with WayPoint in May 2012, the outstanding share of Series B Preferred Stock was cancelled.

Warrants

The Purchaser Warrant was exercisable at an exercise price of $0.01 per share and expired on the tenth anniversary from the date of issuance.

The Control Warrant was exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the date on which a change of control occurs, as defined, if we are unable to redeem all of the Senior Series A Redeemable Preferred Stock, (ii) the date on which an event of default occurs, as defined, provided that payment to the holders of the Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of the default will be considered a cure of the default, (iii) seventy-five days after the date on which the third Default has occurred within a consecutive twelve-month period, and (iv) May 23, 2016, which is the maturity date of the Senior Series A Redeemable Preferred Stock and we are unable to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with the WayPoint Purchase Agreement. The term default included 14 categories of events as listed in the WayPoint Purchase Agreement including the failure of the Company to meet a fixed-charge coverage ratio, leverage ratio, or minimum EBITDA test.

Both the Purchaser Warrant and Control warrant were cancelled as part of the disposition of FDF and settlement of the disputes with WayPoint in May 2012.

Other Obligations

Under the original WayPoint Purchase Agreement, WayPoint was granted a put right that could require us to repurchase the Purchaser Warrant and Control Warrant from WayPoint at any time on or after the earlier of (i) the date on which a change of control occurs, as defined, (ii) the date on which an event of default occurs, as defined, (iii) the date on which we elect to redeem the Senior Series A Redeemable Preferred Stock, and (iv) the maturity date of the Senior Series A Redeemable Preferred Stock. The repurchase price would have been equal to the greater of (a) WayPoint’s aggregate equity ownership percentage in the Company as of the date the put right was exercised, multiplied by the fair value of the Company’s common stock and (b)(1) in the event that the put right was exercised before November 23, 2013, $30,000,000, or (2) in the event that the put right was exercised on or after November 23, 2013, $40,000,000. Due to the subsequent Merger Agreement, as of May 4, 2012, we are no longer obligated under the original WayPoint Purchase Agreement.

Initial Accounting

Under the initial accounting, we separated the instruments issued under the WayPoint Purchase Agreement into component parts of the Senior Series A Redeemable Preferred Stock, the Series B Preferred Stock, the Purchaser Warrant, and the Control Warrant. We considered the put right to be inseparable from the Purchaser Warrant and Control Warrant and deemed them to be a derivative (each, a “ WayPoint Warrant Derivative”). We estimated the fair value of each component as of the date of issuance. We assigned no value to the Control Warrant as it is contingently exercisable and the conditions for exercising have not been met. Since the WayPoint Warrant Derivative related to the Purchaser Warrant had a fair value in excess of the net proceeds we received in the WayPoint Transaction at the date of issuance, no amounts have been assigned to Senior Series A Redeemable Preferred Stock in the allocation of proceeds. The WayPoint Warrant Derivative is included in derivative liabilities on the accompanying consolidated balance sheets as of March 31, 2012 and 2011. Changes in fair value of the WayPoint Warrant Derivative are included in other income (expense) in the consolidated statements of operations and are not taxable or deductible for income tax purposes. See Note 9.

Although no amounts were initially assigned to the Senior Series A Redeemable Preferred Stock, we will accrete the total face amount, or $20,750,000, over the term of the instrument of 5.5 years as a liability on the consolidated balance sheet and a corresponding charge to accretion expense on the consolidated statement of operations. Should events and conditions exist such that the settlement date of the Senior Series A Redeemable Preferred Stock is accelerated, the subsequent measurement of the instrument will be based on the amount of cash (undiscounted) that will be paid under the conditions

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

specified if a settlement had occurred on the reporting date. Accordingly, the change in amount as compared to the amount from the previous reporting date will be recognized as accretion expense. For the three months ended March 31, 2012 and 2011, we recognized $943,182 of accretion expense related to the Senior Series A Redeemable Preferred Stock.

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

On November 14, 2011, WayPoint provided a formal Forbearance Default notice that the Company was in default of Section 1(f)(iii) the Forbearance Agreement. This provision required the Company to (i) either identify a lead investor in connection with the Recapitalization that would, among other things, fund the purchase of the WayPoint Securities, or (ii) provide WayPoint with evidence, satisfactory to WayPoint, in its sole discretion, of progress toward the proposed recapitalization. As a result, WayPoint initiated certain remedies afforded to it under the Forbearance Agreement and the WayPoint Purchase Agreement including the marketing for sale of FDF to a third party. This process culminated on May 4, 2012 with the entry into the Merger Agreement and the resulting disposition of FDF.

Disposition of FDF and Settlement of WayPoint Obligations

As a result of the process initiated by WayPoint pursuant to the Forbearance Agreement, on May 4, 2012, Acquisition Inc., together with New Francis Oaks, entered into a Merger Agreement with an unaffiliated third party, FDF Resources Holdings LLC (the “Purchaser”). Pursuant to the terms of the Merger Agreement, New Francis Oaks merged with and into the Purchaser, and the Purchaser continued as the surviving entity after the merger. New Francis Oaks owns 100% of the outstanding shares of FDF, and, as a result of the Disposition, we no longer own FDF. Pursuant to its agreements, WayPoint directed the sale process and, although we participated in such process, we did not control the ultimate disposition of FDF including the timing of the sale and the plan of sale. Due to these uncertainties regarding the plan and timing of the sale and other factors, at March 31, 2012 and to the Closing Date, we concluded that FDF did not meet the criteria as assets held for sale.

Further, in connection with the consummation of the Merger, we entered into a Settlement Agreement with WayPoint such that in exchange for receipt by WayPoint of the Put Payment Amount, WayPoint transferred and assigned (A) the Senior Series A Redeemable Preferred Stock back to Acquisition Inc., (B) the Purchaser Warrant and the Control Warrant back to the Company, and (C) the WayPoint Series B Share back to the Company, and all such securities were cancelled.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6. DERIVATIVE LIABILITIES

The following summarizes our derivative liabilities at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
WayPoint Warrant Derivative	$9,610,000	$5,343,000

The WayPoint Warrant Derivative was initially recorded at its fair value of $19,253,071 on the date of issuance, November 23, 2010. At March 31, 2012, the carrying amount of the WayPoint Warrant Derivative was $9,610,000 which represents a change from its adjusted value of $5,343,000 as of December 31, 2011 of $4,267,000. The WayPoint Warrant Derivative is reported as a derivative liability – current portion on the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011.

The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock include an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share. Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011. Pursuant to the Omnibus Agreement with WayPoint, the WayPoint warrant derivatives associated with the warrants have been terminated.

Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three months ended March 31, 2012 and 2011, and are not taxable or deductible for income tax purposes.

NOTE 7. DEBT

A summary of our outstanding debt obligations as of March 31, 2012 and December 31, 2011 is presented as follows:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	March 31, 2012	December 31, 2011
18% Demand Note due November 2011	$—	$244,000
5.5% Mortgage Note due July 2012	323,885	327,968
2.49% Unsecured Term Loan due Aug 2012	1,373,915	2,191,381
6% Related Party Loan due September 2012	129,000	138,000
12% Convertible Debentures due October 2012	2,033,251	2,032,501
5.75% Secured Equipment Loan due November 2013	25,499	29,118
9% Convertible Debentures due February 2014	1,173,013	1,173,013
Francis Promissory Note (non-interest bearing) due October 2015	362,603	385,824
Senior Facility—Term Loan due November 2015	9,443,959	9,872,530
Senior Facility—Revolver due November 2015	6,211,504	7,361,475
6% Secured Equipment Loan due December 2015	809,090	826,733
7.5% Secured Equipment Loan due February 2016	26,346	27,781
7.5% Secured Equipment Loan due March 2016	21,147	22,301
6.34% Secured Equipment Loan due April 2016	249,885	263,491
6.34% Secured Equipment Loan due June 2016	277,741	291,855
Secured Equipment Loan due December 2016	32,077	33,795
4.36% Secured Equipment Loan due December 2016	29,617	31,577

Total debt	22,522,532	25,253,343
Less: current maturities	(19,974,221)	(22,538,080)

Total long-term debt	$2,548,311	$2,715,263

Carrying values in the table above include net unamortized debt discount of $201,647 and $216,676 as of March 31, 2012 and December 31, 2011, respectively, which is amortized to interest expense over the terms of the related debt.

Senior Revolving Credit and Term Loan Facility

In connection with the FDF acquisition, on November 23, 2010, we entered into a senior secured revolving credit and term loan agreement (“Senior Facility”) with a bank providing for loans up to $24,000,000. The Senior Facility consists of a term loan in the amount of $12,000,000 and a revolving credit facility in an amount up to $12,000,000. The term loan bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 2.5% (3.74% at March 31, 2012). The term loan requires monthly payments of principal and interest based on a seven-year amortization of $142,857 with the remaining principal and any unpaid interest due in full at maturity on November 23, 2015. The revolving credit facility bears an annual interest rate based on the higher of (i) the 30 day LIBOR plus 1%, or (ii) the Fed Funds rate plus 0.5%, plus a margin of 1.75% (2.99% at March 31, 2012) and payments of interest only due monthly with the then outstanding principal and any unpaid interest due in full at maturity on November 23, 2015. Advances under the revolving credit facility may not exceed 85% of FDF’s eligible accounts receivable as defined in the Senior Facility agreement.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Due to cross-default provisions, the default under the Forbearance Agreement also constituted a default under the First Amendment with PNC. At March 31, 2012, and December 31, 2011, the outstanding principal balance of the amounts owed under the Senior Facility was $15,655,463 and $17,234,005, respectively, and was, because of the default, reported within current liabilities on the consolidated balance sheet at March 31, 2012 and December 31, 2011. As a result of the transactions associated with the Merger Agreement, we are no longer in the default under the First Amendment with PNC and we are no longer obligated under the Senior Facility.

$2.15 Million 12% Convertible Debentures

In August 2010, we initiated a $2,150,000 offering of convertible debt (“12% Convertible Debenture”) to fund our ongoing working capital needs. Terms of the 12% Convertible Debenture were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of 180 days from the date of issuance; (ii) convertible at any time prior to maturity at $1.50 per share of the Company’s common stock; and, (iii) each unit includes a three-year warrant to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share for a period of three years from the effective date of the warrant. As of December 31, 2011, we had raised the full $2,150,000 under the 12% Convertible Debenture offering including warrants to purchase up to 430,000 shares of the Company’s common stock. In addition, we also issued 45,000 shares of the Company’s common stock to certain 12% Convertible Debenture holders. During 2011, the 12% Convertible Debentures were amended twice, ultimately extending the maturity date to October 2012.

Francis Promissory Note

In connection with the FDF acquisition, on November 23, 2010, we entered into a promissory note payable to a former interest holder of FDF (“Francis Promissory Note”) in the face amount of $750,000. The Francis Promissory Note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015. At March 31, 2012 and December 31, 2011, we have recorded the Francis Promissory Note as a discounted debt of $362,603 and $385,824 respectively, using an imputed interest rate of 9%.

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

As of March 31, 2012 and December 31, 2011, amounts outstanding under the Related Party Loan were $129,000 and $138,000, respectively. In addition, during the three months ended March 31, 2012 and 2011, interest expense related to the Related Party Loan totaled $1,935 and $2,430, respectively.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

In August 2011, we entered into a $200,000 promissory note with a third party. The promissory note payable was due in full along with accrued, unpaid interest at the fixed rate of 18% at maturity, on November 24, 2011. As an inducement to enter into the promissory note, we agreed to pay the holder of the promissory note payable a one-time fee of $11,000 and 20,000 shares of our common stock, which would be paid on maturity. Both of these items are accounted for as a premium to the promissory note. During the first quarter of 2012, the promissory note payable was paid in full and the corresponding shares were issued.

We also have various property, plant, and equipment loans outstanding that generally require monthly principal and interest payments based on fixed interest rates ranging from 0% to 7.4% and have maturity dates ranging from July 2012 to December 2016.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain trucks, automobiles, equipment, and office space under non-cancelable operating leases which provide for minimum annual rentals. At March 31, 2012 and prior to the disposition of FDF, future minimum obligations under these lease agreements at March 31, 2012 are as follows:

April 1, 2012—December 31, 2012	$1,803,656
2013	2,066,969
2014	1,715,802
2015	1,233,075
2016	403,471
Thereafter	684,067

$7,907,040

Total lease rental expense for the three months ended March 31, 2012 and 2011 was $924,373 and $613,098, respectively.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

NOTE 9. STOCKHOLDERS’ EQUITY

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

The outstanding Series B Preferred Stock was cancelled as of May 4, 2012 in connection with the disposition of FDF.

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

The holders of the Series A Convertible Preferred Stock are entitled to payment of dividends at 9% of the purchase price per share of $1.00, with such dividends payable quarterly. Dividends are payable out of any assets legally available, are cumulative, and in preference to any declaration or payment of dividends to the holders of common stock. Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one. Dividends payable related to the Series A Convertible Preferred Stock totaled $659,626 and $530,354 at March 31, 2012 and December 31, 2011, respectively, and are reported in accounts payable on the consolidated balance sheet.

For the three months ended March 31, 2012, we did not issue any shares of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Warrants

In connection with the private placement offering of Series A Convertible Preferred Stock, during the three months ended March 31, 2011, we issued warrants to the holders to purchase up to 126,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised for a period of three years from the date of grant. The aggregate fair value of warrants issued during the three months ended March 31, 2011 was $118,440. There were no warrants issued during the three months ended March 31, 2012.

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

For the three months ended March 31, 2012, we did not issue any shares of common stock related to the exercise of warrants granted in connection with the issuance of Series A Convertible Preferred Stock. During the first quarter 2012, we extended the exercise dates on these warrants for an additional 24 months from the original effective date of the warrant.

The fair value of warrants was determined using the Black-Scholes option pricing model and the Monte Carlo simulation. The expected term of the warrant is estimated based on the contractual term or an expected time-to-liquidity event. The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility. The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant. A summary of warrant activity for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012		2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	46,335,949	$0.13	44,061,330	$0.18
Issued	—	—	142,800	1.88
Adjustment for WayPoint Warrant	(9,068)	0.01	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of period	46,326,881	$0.13	44,204,130	$0.18

NOTE 10. FAIR VALUE MEASUREMENTS

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

As discussed in Notes 5, 6, and 9, we consider certain of our warrants to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets. We value the derivative liabilities using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock. At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock. In estimating the fair value, we estimated future volatility by considering the historic volatility of the stock of a selected peer group over a five year period.

For the three months ended March 31, 2012 and 2011, the fair value of the derivative liabilities increased by an aggregate of $4,267,000 and increased by an aggregate of $12,866,174, respectively. These amounts were recorded within other income (expense) in the accompanying consolidated statements of operations.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2012	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$9,610,000	$—	$—	$9,610,000

March 31, 2011	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$47,113,000	$—	$—	$47,113,000

Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2011	$5,343,000
Change in derivative liabilities	4,267,000
Issuance of warrant derivative	—

Balance, March 31, 2012	$9,610,000

Balance, December 31, 2010	$34,128,386
Change in derivative liabilities	12,866,174
Issuance of warrant derivative	118,440

Balance, March 31, 2011	$47,113,000

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, and accrued expenses reported on the accompanying consolidated balance sheets approximates fair value due to their short-term nature. The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. As of March 31, 2012 and December 31, 2011, we estimate the fair value of our debt to be $23,344,081 and $25,247,343, respectively. We estimate the fair value of our Senior Series A Redeemable Preferred Stock to be $23,600,000 and $22,700,000, respectively, as of March 31, 2012 and December 31, 2011. The outstanding Senior Series A Redeemable Preferred Stock was cancelled as of May 4, 2012.

NOTE 11. INCOME TAXES

Income tax benefit for the three months ended March 31, 2012 and March 31, 2011 was $240,193 and $412,284 respectively. The change in income tax benefit in the first quarter of 2012, compared to the first quarter of 2011, was primarily the result of differences in the mix of our pre-tax earnings and losses. At March 31, 2012, we had deferred income tax assets of $9,269,964 and a valuation allowance of $5,132,327 resulting in an estimated recoverable amount of deferred income tax assets of $4,137,637. This reflects a net increase of the valuation allowance of $2,210,240 from the December 31, 2011 balance of $2,922,087.

The balances of the valuation allowance as of March 31, 2012 and December 31, 2011 were $5,132,327 and $2,922,087, respectively. The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12. EARNINGS PER SHARE

Net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. The following table reconciles net loss and common shares outstanding used in the calculations of basic and diluted net loss per share.

	For the Three Months Ended March 31,
	2012	2011
Numerator:
Net loss attributable to NYTEX Energy Holdings, Inc.	$(6,562,994)	$(16,800,384)
Attributable to preferred stockholders	(129,272)	(132,900)

Net loss used in calculating basic and diluted loss per share	$(6,692,266)	$(16,933,284)

Denominator:
Weighted average common shares outstanding, basic	27,472,558	26,224,480
Attributable to preferred stockholders	—	—

Shares used in calculating basic and diluted loss per share	27,472,558	26,224,480

Basic and diluted loss per share	$(0.24)	$(0.65)

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

Because a net loss was incurred during the three months ended March 31, 2012 and 2011, dilutive instruments including the warrants produce an antidilutive net loss per share result. These excluded shares totaled 41,398,718 for the three months ended March 31, 2012, and 24,672,845 for the three months ended March 31, 2011. Therefore, the diluted loss per share reported in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011 are the same as the basic loss per share amounts.

NOTE 13. SEGMENT INFORMATION

Our primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements. Our two reportable operating segments are oil and gas exploration and production and oilfield services. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and NGLs. The oilfield services segment, which consisted solely of the operations of FDF, provided drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, transportation, storage and handling of liquid and dry drilling products, and equipment rental for the oil and gas industry.

The following tables present selected financial information of our operating segments for the three months ended March 31, 2012 and 2011. Information presented below as “Corporate, Other, and Intersegment Eliminations” includes results from operating activities that are not considered operating segments, as well as corporate and certain financing activities.

For the three months ended March 31, 2012, we had two customers that accounted for more than 10% of our total consolidated revenues: Baker Hughes – 16% and Cudd Pumping Services – 11%. For the three months ended March 31, 2011, we had two customers that accounted for more than 10% of our total consolidated revenues: BJ Services — 17% and Halliburton Energy Services — 13%.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2012:	Oil Field Services	Oil & Gas	Corporate, Other, and Intersegment Eliminations	Total
Current Assets	$17,741,862	$67,896	$38,551	$17,848,309
Property, plant, and equipment, net	39,279,063	42,621	5,155	39,326,839
Goodwill / intangible assets	18,100,275	—	—	18,100,275
Deferred financing cost	565,855	—	958,099	1,523,954
Other assets	112,868	9,296	—	122,164

Total assets	$75,799,923	$119,813	$1,001,805	$76,921,541

Current liabilities	$41,345,950	$705,218	$4,114,222	46,165,390
Long-term debt	1,127,633	1,209,825	210,853	2,548,311
Senior Series A redeemable preferred stock	5,114,141	—	—	5,114,141
Deferred income taxes	13,737,800	143,642	593,739	14,475,181
Stockholder’s equity (deficit)	14,474,399	(1,938,872)	(3,911,992)	8,623,535
Non-controlling interest	—	—	(5,017)	(5,017)

Total liabilities and stockholder’s equity	$75,799,923	$119,813	$1,001,805	$76,921,541

Additions to long-lived assets	$300,687	$—	$—	$300,687

As of March 31, 2011:	Oil Field Services	Oil & Gas	Corporate, Other, and Intersegment Eliminations	Total
Current Assets	$13,993,847	$249,667	$—	$14,243,514
Property, plant, and equipment, net	43,924,813	891,655	—	44,816,468
Goodwill / intangible assets	18,507,808	—	—	18,507,808
Deferred financing cost	701,661	—	1,213,779	1,915,440
Other assets	112,868	59,296	—	172,164

Total assets	$77,240,997	$1,200,618	$1,213,779	$79,655,394

Current liabilities	$76,693,563	$1,224,284	$2,612,988	$80,530,835
Long-term debt	1,084,017	637,115	322,364	2,043,496
Senior Series A redeemable preferred stock	1,341,414	—	—	1,341,414
Warrant derivative	—	—	773,000	773,000
Asset retirement obligation	—	52,685	—	52,685
Deferred income taxes	14,350,927	—	(620,010)	13,730,917
Stockholder’s deficit	(16,228,924)	(713,466)	(1,874,563)	(18,816,953)

Total liabilities and stockholder’s deficit	$77,240,997	$1,200,618	$1,213,779	$79,655,394

Additions to long-lived assets	$2,501,974	$73,181	$—	$2,575,155

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended March 31, 2012:	Oil Field Services	Oil and Gas	Corporate, Other, and Intersegment Eliminations	Total
Revenues:
Oil field services	$17,730,316	$—	$—	$17,730,316
Drilling fluids	2,319,900	—	—	2,319,900
Oil & gas	—	12,430	—	12,430
Other	—	950,110	—	950,110

Total Revenues	20,050,216	962,540	—	21,012,756
Expenses and other, net:
Cost of goods sold—drilling fluids	778,968	—	—	778,968
Lease operating expenses	—	6,566	—	6,566
Depreciation, depletion, and amortization	2,273,096	18,055	281	2,291,432
Selling, general and administrative expenses	17,661,924	15,167	489,071	18,166,162
Loss on sale of assets	63,732	—	—	63,732
Interest expense	1,129,459	30,288	148,593	1,308,340
Accretion of preferred stock	943,182	—	—	943,182
Change in fair value of derivative	4,267,000	—	—	4,267,000
Other	(4,422)	—	—	(4,422)

Total expenses and other, net	27,112,939	70,076	637,945	27,820,960

Income (loss) before income taxes	(7,062,723)	892,464	(637,945)	(6,808,204)
Income tax (provision) benefit	84,273	(9,547)	165,467	240,193

Net income (loss)	(6,978,450)	882,417	(472,478)	(6,568,011)
Non-controlling interest	—	—	5,017	5,017

Net income (loss) attributable to NYTEX Energy Holdings, Inc.	$(6,978,450)	$882,917	$(467,461)	$(6,562,994)

Three Months Ended March 31, 2011:	Oil Field Services	Oil and Gas	Corporate, Other, and Intersegment Eliminations	Total
Revenues:
Oil field services	$16,532,098	$—	$—	$16,532,098
Drilling fluids	2,019,804	—	—	2,019,804
Oil & gas	—	78,345	—	78,345
Other	—	76,425	—	76,425

Total Revenues	18,551,902	154,770	—	18,706,672
Expenses and other, net:
Cost of goods sold—drilling fluids	510,700	—	—	510,700
Lease operating expenses	—	37,764	—	37,764
Depreciation, depletion, and amortization	2,131,699	32,968	—	2,164,667
Selling, general and administrative expenses	16,076,970	661,142	521,440	17,259,552
Loss on litigation settlement	—	965,065	—	965,065
(Gain) loss on sale of assets	(64,862)	3,104	—	(61,758)
Interest income	—	—	(284)	(284)
Interest expense	1,007,815	16,358	196,440	1,220,613
Accretion of preferred stock	943,182	—	—	943,182
Change in fair value of derivative	13,785,174	—	(919,000)	12,866,174
Other	13,665	—	—	13,665

Total expenses and other, net	34,404,343	1,716,401	(201,404)	35,919,340

Income (loss) before income taxes	(15,852,441)	(1,561,631)	201,404	(17,212,668)
Income tax benefit	412,284	—	—	412,284

Net income (loss)	$(15,440,157)	$(1,561,631)	$201,404	$(16,800,384)

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the three months ended March, 2012 and 2011:

	2012	2011
Supplemental disclosures of cash flow information:
Total cash paid for interest	$378,048	$353,030

Cash paid for interest — related party	$2,670	$2,475

Supplemental disclosure of non-cash information:
Shares issued to retire debt	$33,000	$—

Issuance of dervivative liability	$—	$118,440

Dividend declared	$129,272	$132,900

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

We are an energy holding company consisting of two operating segments:

Oil and Gas—	consisting of our wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of oil and natural gas reserves; and

Oilfield Services—	consisting of our wholly-owned subsidiary, Francis Drilling Fluids, Ltd. (“FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services and equipment rental for the oil and gas industry. FDF was sold as of May 4, 2012 to an unrelated third party. See Oilfield Services – Acquisition and Disposition of FDF for further discussion.

NYTEX Energy and subsidiaries are collectively referred to herein as “we,” “us,” “our,” “its,” and the “Company”.

General Industry Overview

Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States, which in turn is affected by current and expected levels of oil and gas prices. As oil and gas prices increased from 2006 through most of 2008, oil and gas companies increased their drilling activities. In the last part of 2008, oil and gas prices declined rapidly, resulting in decreased drilling activities. During the second half of 2009, oil prices began to increase and remained relatively stable through the latter half of 2010, which resulted in increases in drilling activities. However, natural gas prices continued to decline significantly through most of 2009 and remained depressed throughout 2010, which resulted in decreased activity in the natural gas-driven markets. Despite natural gas prices remaining below the levels seen in recent years, several markets that produce significant natural gas liquids, such as the Eagle Ford shale and those that have other advantages like proximity to key consuming markets, such as the Marcellus shale, have continued to see increased activity. The U.S. Energy Information Administration’s (“EIA”) report on U.S. shale gas and shale oil plays released in July 2011 indicates that 86% of the total 750 trillion cubic feet of technically recoverable shale gas resources are located in the Northeast, Gulf Coast, and Southwest regions of the United States, which account for 63%, 13%, and 10% of the total, respectively. In the three regions, the largest shale gas play is the Marcellus (410.3 trillion cubic feet, 55% of the total), a shale play in which we do business. The Bakken Shale area in North Dakota and Montana has become major oil producing resource play with an increasing number of drilling rigs and service companies operating in the area since 2007. By combining horizontal wells and hydraulic fracturing (the same technologies used to significantly boost U.S. shale gas production), operators increased Bakken oil production from less than 3,000 barrels per day in 2005 to over 230,000 barrels per day in 2010. Further, because of technological advances associated with horizontal drilling and hydraulic fracturing, the time required to drill and complete a horizontal well has significantly been reduced (25 days in 2010 compared to 65 days in 2008, according to the North Dakota’s Department of Mineral Resources).

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

Sustained high oil prices continue to positively impact the number of active rigs drilling in North America. The EIA expects the price of West Texas Intermediate (WTI) crude oil to average about $106 per barrel in 2012, $11 per barrel higher than the average price last year. Further, the EIA expects that natural gas consumption will increase 3.1% from 2011 with large gains in electric power use offsetting declines in residential and commercial use. According to Baker-Hughes, active domestic rigs averaged 1,990 in the first quarter of 2012 compared to 1,721 rigs in the first quarter of 2011. This represents a greater than 16% increase in active domestic rigs for first quarter of 2012 compared to 2011. As a result of these industry developments, we believe that the current high level of drilling will continue and near-term demand for our oil and gas revenues and oilfield products and services will remain favorable.

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

In December 2010, we re-acquired all but a 2.0% share of the 45.33% share sold earlier in the year for total consideration transferred of approximately $1,451,858. The total consideration transferred consisted of approximately $26,063 cash, 616,291 shares of NYTEX Energy common stock at an estimated fair value of $1.86 per share, or approximately $1,146,301, 9% demand notes totaling approximately $237,458, and interests in existing NYTEX Petroleum properties with an estimated fair value of $42,036. In May 2011, in connection with a settlement of claims against the Company, the Company sold its entire interest in the Panhandle Field Producing Property for the purchase price of $782,000. As of March 31, 2012 and December 31, 2011, we no longer have an interest in the Panhandle Field Producing Property.

With our recent focus more on the acquisition, development, and resale of oil and gas leasehold properties in Texas, we have acquired overriding and working interests in nearly 40,000 leasehold acres in Young, Jack, Palo Pinto, Throckmorton, and Stephens Counties of Texas. We believe these plays can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies.

Oilfield Services

Acquisition and Disposition of FDF

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

Prior to its sale in May 2012, FDF was a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services and equipment rental for the oil & gas industry. Headquartered in Crowley, Louisiana, FDF operated out of 22 locations in Texas, Oklahoma, Wyoming, North Dakota, and Louisiana including three coastal Louisiana facilities providing services on land and off-shore Gulf of Mexico. FDF’s suite of fluid products includes water based, oil based and synthetic liquid drilling mud, oil based and hematite products, viscosifiers, fluid conditioners, as well as lubricants, detergents, defoamers and completion fluids. FDF’s completion fluids include calcium, sodium, zinc bromide, salt water, calcium chloride and potassium chloride. FDF’s dry products include frac sand, proppants, cement and fly ash and sack drilling mud. FDF offered transportation, technical and support services, environmental support services and industrial cleaning of drilling rigs, tanks, vessels and barges and offers rental equipment in the form of tanks, liquid mud barges, mud pumps, etc. FDF was a distributor, warehouser and transloader of frac sand, proppants and liquid drilling mud authorized to distribute in 39 states. Its customers include exploration and production companies, oilfield and drilling service companies and frac sand and proppant manufacturers and international brokerage companies of proppants.

As more fully reported on Form 8-K on May 10, 2012, on May 4, 2012, (the “Closing Date”), Acquisition Inc., together with New Francis Oaks, LLC, a Delaware limited liability company (“New Francis Oaks”, formerly Francis Oaks, LLC ) and a wholly-owned subsidiary of Acquisition Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an unaffiliated third party, FDF Resources Holdings LLC, a Delaware limited liability company (the “Purchaser”). Pursuant to the terms of the Merger Agreement, New Francis Oaks merged with and into the Purchaser, and the Purchaser continued as the surviving entity after the merger (the “Disposition” or the “Merger”). New Francis Oaks owns 100% of the outstanding shares of FDF, and, as a result of the Disposition, we no longer own FDF.

The total consideration for the Merger paid by the Purchaser on the Closing Date was $62,500,000 (the “Merger Proceeds”). After: (i) an adjustment to the amount of the Merger Proceeds based upon the level of estimated working capital of the Francis Group on the Closing Date; (ii) the payment or provision for payment of all indebtedness of the Francis Group on the Closing Date; (iii) the payment of all indebtedness of Acquisition Inc. on the Closing Date (including under its senior secured credit facility with PNC Bank; (iv) the payment of the Put Payment Amount (as defined below) due to WayPoint Nytex, LLC (“WayPoint”) under the WayPoint Purchase Agreement (as defined below); (v) the payment of all transaction expenses relating to the Merger; (vi) the payment to the Company of $812,500 of accrued management fees and $110,279 of expense reimbursement due and payable to the Company under the Management Services Agreement, dated November 23, 2010, between the Company and FDF (the “Management Agreement”); (vii) the payment of certain transaction bonuses payable to certain FDF employees; and (viii) the Purchaser’s delivery of $6,250,000 of the Merger Proceeds (the “Escrow Fund”) to The Bank of New York Mellon Trust Company, N.A., as escrow agent, to be held in escrow under the Escrow Agreement (as defined below), Acquisition Inc. received on the Closing Date remaining cash transaction proceeds in the amount of approximately $4,481,000. The Merger Agreement provides that, to the extent that the final amount of working capital of the Francis Group on the Closing Date is greater than the estimated amount of working capital, as determined under the Merger Agreement, the Purchaser will pay to Acquisition Inc. the amount of such working capital surplus, provided that, pursuant to the Omnibus Agreement (as defined below), WayPoint is entitled to receive 87.5% of any such working capital surplus payment. To the extent that the final amount of working capital of the Francis Group on the Closing Date is less than the estimated amount of working capital, Acquisition Inc. will pay to the Purchaser the amount of such working capital deficit, which payment will be made out of the Escrow Fund, provided that, pursuant to the Omnibus Agreement, WayPoint is obligated to pay to Acquisition Inc. 87.5% of the amount of any such working capital deficit.

As previously disclosed, on April 13, 2011, we received a letter from PNC, notifying the Company of the occurrence and continued existence of certain events of default (the “PNC Default”) under the Revolving Credit, Term Loan and Security Agreement (the “Senior Facility”). On November 3, 2011, the Company entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver (the “First Amendment”) with PNC, which was effective as of November 1, 2011. Under the First Amendment, PNC waived each of the events of default under the Senior Facility Agreement. However, as a result of the PNC Default, on April 14, 2011, the Company received a letter from WayPoint, as the holder of all of the outstanding shares of the Senior Series A Redeemable Preferred Stock of NYTEX Acquisition, stating that the Company was in default under the Preferred Stock and Warrant Purchase Agreement, by and among the Company, Acquisition Inc., and WayPoint (the “WayPoint Purchase Agreement”), for defaults similar to the PNC Default plus for our failure to pay dividends to WayPoint when due under the terms of the WayPoint Purchase Agreement. On May 4, 2011, WayPoint demanded, pursuant to a “Put Election Notice” delivered under the WayPoint Purchase Agreement (the “Put Election Notice”), that, as a result of those defaults, the Company and Acquisition Inc. repurchase from WayPoint, for an aggregate purchase price of $30,000,000, all of the securities of Acquisition Inc. and the Company originally acquired by WayPoint pursuant to the WayPoint Purchase Agreement, which securities consisted of: (i) 20,750 shares of Senior Series A Redeemable Preferred Stock of NYTEX Acquisition (the “WayPoint Series A Shares”); (ii) one (1) share of Series B Redeemable Preferred Stock of the Company (the “WayPoint Series B Share”); (iii) the Purchaser Warrant (as defined in the WayPoint Purchase Agreement); and (iv) the Control Warrant (as defined in the WayPoint Purchase Agreement) (collectively, the “WayPoint Securities”). Our failure to repurchase the WayPoint Securities in accordance with the Put Election Notice resulted in an additional event of default under the WayPoint Purchase Agreement. Thereafter, pursuant to the terms of the Forbearance Agreement, dated as of September 30, 2011 (the “Forbearance Agreement”), by and among the Company, Acquisition Inc., and WayPoint, WayPoint agreed to forbear, for a period of 60 days, from exercising its rights and remedies under the WayPoint Purchase Agreement. On November 14, 2011, WayPoint provided a formal written notice to the Company that the Company was in default under the Forbearance Agreement. Due to cross-default provisions, the default under the Forbearance Agreement also constituted a default under the First Amendment. As a result of the defaults under the WayPoint Purchase Agreement and the Forbearance Agreement, WayPoint initiated certain remedies afforded to it under the WayPoint Purchase Agreement and the Forbearance Agreement, including the sale of FDF to a third party. WayPoint directed the FDF sale process and, although we participated in the process, we did not control the ultimate disposition of FDF, including, but not limited to, the timing of the Merger and the Merger consideration. As a result of the transactions associated with the Merger, we are no longer in default under the First Amendment with PNC.

In connection with the consummation of the Merger, we entered into an Omnibus Agreement (the “Omnibus Agreement”) with WayPoint and Francis Group. The Omnibus Agreement became effective upon the consummation of the Merger.

Pursuant to the Omnibus Agreement, upon the consummation of the Merger:

(i) the Management Agreement was terminated;

(ii) Waypoint paid $150,000 to the Company out of the Put Payment Amount due and payable to WayPoint;

(iii) the Company was paid $812,500 from the Merger Proceeds, which sum represented accrued management fees due and payable to the Company from FDF under the Management Agreement; and

(iv) the Company was paid $110,279 from the Merger Proceeds, which sum represented reimbursement by FDF of certain expenses previously incurred by the Company in respect of certain professional services provided, and which reimbursement was due and payable to the Company from FDF under the Management Agreement.

In the Omnibus Agreement, the Company, WayPoint, and the Francis Group also agreed to mutual releases from and to each other, and their related parties, relating to facts existing on or before the Closing Date that relate to the Merger, the WayPoint Purchase Agreement, the related documents, and the relations among the parties. The releases also covered claims that any of the parties could assert against any employees of the FDF Group. In addition, the parties agreed that WayPoint would bear 87.5% of any post-closing working capital deficit under the Merger Agreement and WayPoint would receive 87.5% of any post-closing working capital surplus under the Merger Agreement.

Further, in connection with the consummation of the Merger, we entered into a Settlement Agreement (the “Settlement Agreement”) with WayPoint, the Francis Group, and Michael G. Francis and Bryan Francis (together, the “Francises”). The Settlement Agreement became effective upon the consummation of the Merger.

Pursuant to the Settlement Agreement, upon the consummation of the Merger:

(i) WayPoint paid out of the Put Payment Amount a $100,000 bonus to Michael G. Francis, the President of NYTEX Acquisition, and a $25,000 bonus to Jude N. Gregory, the Vice President and Chief Financial Officer of Acquisition Inc.;

(ii) (A) the Company caused the release of the $1,800,000 of Escrowed Cash (as defined in the Escrow Agreement, dated as of November 23, 2010, by and among Acquisition Inc., Bryan Francis and The F&M Bank & Trust Company (the “Francis Escrow Agreement”)) then being held in escrow pursuant to the Francis Escrow Agreement, in accordance with the terms of the Francis Escrow Agreement, and (B) Michael G. Francis transferred and assigned back to the Company 625,000 shares of common stock of the Company (“NYTEX Common Stock”) then owned by Michael G. Francis and originally issued to him pursuant to the Membership Interest Purchase Agreement, dated as of November 23, 2010 (the “Francis Purchase Agreement”), and then being held in escrow pursuant to the Francis Escrow Agreement, and such shares were cancelled;

(iii) (A) Michael G. Francis transferred and assigned back to the Company all of the remaining 2,197,063 shares of NYTEX Common Stock then owned by him and originally issued to him pursuant to the Francis Purchase Agreement, and such shares were cancelled, and (B) Bryan Francis transferred and assigned back to the Company all of the 381,607 shares of NYTEX Common Stock originally issued to him pursuant to the Francis Purchase Agreement, as well as all of the 27,225 shares of NYTEX Common Stock issued to him in connection with his employment by FDF, and such shares were cancelled;

(iv) the employment agreements of Michael G. Francis and Bryan Francis terminated and they became at-will employees of the FDF Group;

(v) each of the three designees of WayPoint then serving as directors of Acquisition Inc., which included John Henry Moulton, Thomas Drechsler and Lee Buchwald, resigned as directors of Acquisition Inc., effective immediately upon the consummation of the Merger; and

(vi) in exchange for receipt by WayPoint of the Put Payment Amount (which consisted of $30,000,000, less an aggregate of $306,639 of dividends previously received by WayPoint on account of the WayPoint Senior Series A Redeemable Preferred Stock, less an aggregate of $275,000 payable by WayPoint to the Company, Michael G. Francis and Jude N. Gregory pursuant to the Settlement Agreement, less an additional $449,072 (representing 87.5% of the estimated working capital deficit of the Francis Companies on the Closing Date, but subject to the right of WayPoint to subsequently receive 87.5% of any final working capital surplus of the Francis Companies on the Closing Date and the obligation of WayPoint to subsequently pay 87.5% of any final working capital deficit of the Francis Companies on the Closing Date, pursuant to the Omnibus Agreement); the “Put Payment Amount”), WayPoint transferred and assigned (A) the Senior Series A Redeemable Preferred Stock back to Acquisition Inc., (B) the Purchaser Warrant and the Control Warrant back to the Company, and (C) the WayPoint Series B Share back to the Company, and all such securities were cancelled.

In the Settlement Agreement, the Company, WayPoint, the Francis Group, and the Francises also agreed to mutual releases from and to each other, and their related parties, relating to facts existing on or before the Closing Date that relate to the Merger, the WayPoint Purchase Agreement, the related documents, and the relations among the parties, including in connection with any employment agreements or arrangements of the Francises. The releases also covered claims that any of the parties could assert against any employees of the FDF Group.

Results of Operations

Selected Data

	Three Months Ended March 31,
	2012	2011
Financial Results
Revenues—Oilfield Services	$20,050,216	$18,551,902
Revenues—Oil and Gas	962,540	154,770

Total revenues	21,012,756	18,706,672

Total operating expenses	21,306,860	20,875,990
Total other expense	6,514,100	15,043,350

Loss before income taxes	$(6,808,204)	$(17,212,668)
Income tax benefit	240,193	412,284

Net loss	$(6,568,011)	$(16,800,384)
Non-controlling interest	5,017	—

Net loss attributable to NYTEX Energy Holdings, Inc.	$(6,562,994)	$(16,800,384)

Loss per share—basic and diluted	$(0.24)	$(0.65)

Weighted average shares outstanding - basic and diluted	27,472,558	26,224,480

Operating Results
Adjusted EBITDA—Oilfield Services	$1,550,014	$2,015,429
Adjusted EBITDA—Oil and Gas	940,807	(1,512,305)
Adjusted EBITDA—Corporate and Intersegment Eliminations	(484,054)	443,909

Consolidated Adjusted EBITDA(1)	$2,006,767	$947,033

(1)

See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

As discussed above under Oilfield Services – Acquisition and Disposition of FDF, as of May 4, 2012, our subsidiary, FDF, was sold to an unaffiliated third party. As a result, all financial information included in this report and all Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read and considered in such context.

Revenues. Revenues increased over the prior year period by $2,306,084 represented by an increase in Oilfield Services revenue of $1,498,314 and an increase in Oil and Gas revenues of $807,770. The increase in Oilfield Services revenue is due to an increase in equipment rental revenues of $1,000,731 along with an increase in handling fee revenue of $1,154,236. The increase in both of these line items is due to a new contract at the port of Lake Charles location. The Oilfield Services segment also experienced an increase in revenue from the sale of water-based fluids of $419,475 due to a pick-up in activity within the Gulf of Mexico subsequent to the Deepwater Horizon oil spill of 2010. These increases were offset by a decrease in frac material transportation of approximately $1 million due principally to a reduction in drilling for natural gas related to depressed natural gas prices. The increase in Oil and Gas revenues is directly related to increased activity in the purchase and sale of oil and gas leasehold properties in Texas. We anticipate this revenue line item to increase over time as the Company continues to focus on opportunities in newly discovered resource plays in Texas.

Oil & gas lease operating expenses. Lease operating expenses decreased $31,198, in the three months ended March 31, 2012 compared to the prior three months ended March 31, 2011. The decrease is due principally to general reduction in drilling activities during 2011, which has carried over to 2012.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization (“DD&A”) increased over the prior period primarily as a result of the acquisition of additional plant and equipment in our Oilfield Services business during 2011. The result of which was an increase in depreciable long-lived assets.

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses increased for the three months ended March 31, 2012 compared to the prior three months ended March 31, 2011 due principally to a general increase in activity at FDF and is consistent with the increase in revenue. SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, fuel, and insurance costs.

Litigation loss on settlement. The litigation loss on settlement for the three months ended March 31, 2011 is a result of the settlement of two lawsuits related to the Panhandle Field Producing Property. In exchange for the release of all claims to these two suits by the plaintiffs, concurrent with entering into a Compromise Settlement Agreement and Release of All Claims, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the three months ended March 31, 2011. There was no such activity that occurred for the three months ended March 31, 2012.

Interest expense. Interest expense increased $87,727 during the three months ended March 31, 2012 compared to the prior year period due to increases in the interest rate on the Series A Redeemable Preferred Stock and the Senior Facility.

Change in fair value of derivative liabilities. The decrease in the current period as compared to the prior period ended March 31, 2011, is due to the re-valuation of the Purchaser and Control Warrant held by a third party, both deemed to be derivatives, and the change in value of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock, also deemed to be derivative. For the three months ended March 31, 2012, the fair value of the derivative liabilities increased by an aggregate $4,267,000 due to an increase in the valuation of the Purchaser Warrant put feature coupled with a decrease in the valuation of the Purchaser and Control Warrants. We recognize changes in the respective fair values in the consolidated statements of operations. Each of the Purchaser and Control Warrants were cancelled in connection with the sale of FDF and the settlement of the matters with WayPoint.

Accretion of preferred stock liability. Amount reflects the accretion of the face amount of $20,750,000 related to the Senior Series A Redeemable Preferred Stock issued in connection with the WayPoint Transaction in November 2010 over the term of the instruments of approximately 5.5 years. This preferred stock is more fully described below under, “Defaults Under Financing Arrangements.” The Senior Series A Redeemable Preferred Stock held by WayPoint was cancelled in connection with the sale of FDF and the settlement of the matters with WayPoint.

Income tax benefit. Income tax benefit for the three months ended March 31, 2012 of $240,193 is the result of utilizing existing and current net operating losses to offset taxable income generated by our oilfield services business.

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

	Three Months Ended March 31,
	2012	2011
Reconciliation of Adjusted EBITDA to GAAP Net Loss:
Net loss attributable to NYTEX Energy Holdings, Inc.	$(6,562,994)	$(16,800,384)
Income tax benefit	(240,193)	(412,284)
Interest expense	1,308,340	1,220,613
DD&A	2,291,432	2,164,667
Change in fair value of derivative liabilities	4,267,000	12,866,174
Loss on litigation	—	965,065
Accretion of preferred stock liability	943,182	943,182

Consolidated Adjusted EBITDA	$2,006,767	$947,033

Liquidity and Capital Resources

Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets. Historically, our primary use of cash has been to pay for acquisitions and investments such as FDF, service our debt, and for general working capital requirements.

As of March 31, 2012, we had cash and cash equivalents of $39,925, and a net working capital deficit of $28,528,847 (measured by current assets less current liabilities) principally due to (i) reporting the outstanding principal balance of amounts owed under the Senior Facility of $15,655,463 within current liabilities, and (ii) reporting the WayPoint derivative liability totaling $9,610,000 within current liabilities. See Defaults Under Financing Arrangements below for further discussion.

Defaults Under Financing Arrangements, Forbearance Agreement, and Waiver

Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, providing the lender, within set time periods, with financial information, notifying the lender of any change in management, limitations on the amount of capital expenditures, and maintaining certain financial ratios. As a result of the challenges incurred in integrating the FDF operations and due to higher than anticipated capital expenditures at FDF, we were unable to meet several reporting and financial covenants under our senior revolving credit and term loan facility (“Senior Facility”) with PNC Bank measured as of November 30, 2010 and February 28, 2011. Failure to meet the loan covenants under the loan agreement constitutes a default and on April 13, 2011, PNC Bank, as lender, provided us with a formal written notice of default. PNC Bank did not commence the exercise of any of their respective other rights and remedies, but expressly reserved all such rights. Due to the Merger Agreement and disposition of FDF, we are no longer obligated under the Senior Facility.

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under our remaining debt obligations and dividends payable under the Series A Convertible Preferred Stock. Our requirements under the WayPoint Purchase Agreement were satisfied pursuant to two agreements entered into with certain WayPoint entities as well as Michael Francis and Bryan Francis. Also, as a result of the transactions associated with the Merger Agreement, we have satisfied all of our obligations under the Senior Facility. In addition to the recently completed sale of FDF to a third party, management has implemented plans to improve liquidity through cash flows generated from development of new business initiatives within the oil & gas segment as well as the initiation of our new temporary staffing and permanent placement venture, through the sale of selected assets deemed unnecessary to our business, and improvements to results from existing operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

Cash Flows

The following table summarizes our cash flows and has been derived from our unaudited financial statements for the nine months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Cash flow provided by operating activities	$3,016,021	$2,159,147
Cash flow used in investing activities	(274,074)	(2,354,379)
Cash flow used in financing activities	(2,712,839)	(3,579)

Net increase (decrease) in cash and cash equivalents	29,108	(198,811)
Beginning cash and cash equivalents	10,817	209,498

Ending cash and cash equivalents	$39,925	$10,687

Cash flows from operating activities improved for the three months ended March 31, 2012 by $856,874 compared to cash flows from operating activities for the three months ended March 31, 2011. This was mainly due to a reduction in the three month to date net loss of approximately $10 million. This decrease in the net loss was offset by non-cash adjustments affecting earnings including a reduction in the change in fair value of derivative liabilities of $8,599,174 and a $126,765 increase in DD&A. Further, for the three months ended March 31, 2012, cash inflows in working capital totaling approximately $2.2 million. This is due primarily to cash inflows from the collection of accounts receivable of approximately $2.3 million. This cash inflow was offset by approximately $700,000 of cash outflows as we reduced accounts payable and accrued expenses.

Cash flows used in investing activities for the three months ended March 31, 2012 were $274,074 compared to cash used of $2,354,379 for the three months ended March 31, 2011. Both of these amounts consisted primarily of cash used to acquire property, plant, and equipment within our Oilfield Services segment. The change represents a planned reduction in the purchase of property, plant, and equipment implemented within our Oilfield Services segment.

Cash flows used in financing activities were $2,712,839 and $3,579 for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, the financing activity consisted primarily of borrowings on notes payable, which was offset by repayment of financing arrangements. For the three months ended March 31, 2011, the financing activity consisted primarily of borrowings on notes payable, which was offset by repayment of financing arrangements and the issuance of warrants related to the PPM. In addition, during the three months ended March 31, 2011, we received proceeds totaling $369,470 from the sale of additional shares of the Series A Convertible Preferred Stock. We also received proceeds totaling $936,000 from the issuance of 9% convertible debentures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information is not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

Remediation and Changes in Internal Controls

We developed and are in the process of implementing remediation plans to address our material weaknesses as reported in our Form 10-K for the year ended December 31, 2011. In the three months ended March 31, 2012, the following specific remedial actions have been put in place:

•	Engaged a third-party accounting firm to assist us in tax accounting and reporting and to support and assist in the execution of our remediation plans.

As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the consolidated financial statements as of and for the three months ended March 31, 2012, fairly present in all material respects the financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, there have not been any other changes in our internal control over financial reporting in the three months ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

At March 31, 2012, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. In evaluating our business, you should carefully consider all of the risks described or incorporated by reference in this Quarterly Report. If any of the risks discussed in this report actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen the value of our common stock could decline significantly and you may lose all or a part of your investment. These risk factors are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to identify or predict all such factors and, therefore, you should not consider these risks to be a complete statement of all the uncertainties we face.

Our business model may substantially change as a result of the sale of FDF.

Prior to its sale on May 4, 2012, FDF accounted for approximately 99 percent of our current revenues and approximately 97 percent of our assets and the provision of drilling fluids and oil and gas well fracturing proppants through FDF had been our primary business strategy since we acquired FDF. As a result of the sale of FDF, we will need to consider either further acquisitions in the oilfield services arena, expand our development of oil and gas reserves, or consider other potential business opportunities. In exploring different opportunities, some may prove not to be viable or advisable and we will not develop every business we evaluate. Further, exploring new business models and opportunities can be time consuming, result in significant expenses that may never be recouped and may divert management’s attention from our existing businesses. Even if we determine to further develop a business, the integration of any new business into our existing structure will likely be complex, time consuming and potentially expensive and could disrupt business operations if not completed in a timely and efficient manner. Any failure to identify new business opportunities, successfully integrate any new businesses with our current structure or receiving the anticipated benefits of any new business could have a material adverse effect on our business, financial condition and operating results.

Our historical financial results will not be indicative of future results as a result of the sale of FDF.

Prior to its sale on May 4, 2012, FDF represented the most significant proportion of our assets and revenues. Because FDF was sold to satisfy our obligations to WayPoint, our historical financial results will provide only a limited basis for you to assess our business and our historical financial results are not indicative of future financial results.

Our independent auditors have expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing.

The continuation of our business is dependent upon us resolving the defaults under our loan agreements, raising additional financial support, and maintaining profitable operations. In addition, the sale of FDF will significantly impact our operations and our ability to continue as a going concern. If we should fail to continue as a going concern, you may lose all or a part of the value of your entire investment in us.

Due to the uncertainty of our ability to meet our current operating expenses and the defaults under our loan agreements noted above, in their report on the annual financial statements for the years ended December 31, 2011and 2010, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. This “going concern” opinion could impair our ability to access certain types of financing or may prevent us from obtaining financing.

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

We now have, and expect to continue to have, a significant amount of indebtedness. Subsequent to the disposition of FDF, our outstanding indebtedness includes two secured equipment loans, the convertible debentures, related party loan, and the Francis promissory note. In addition, we are obligated to accrue dividends payable on our Series A Preferred Stock. We currently do not have the funds available to satisfy these obligations.

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

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements, including the cash requirements that may be due under our Preferred Stock. However, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures, through the sale of selected assets deemed unnecessary to our business, and improvements to results from operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. We cannot assure you that any additional equity sales or financing will be available in amounts or on terms acceptable to us, if at all. The sale of additional equity securities would result in additional dilution to our stockholders and, depending on the amount of securities sold, could result in a significant reduction of your percentage interest in us. The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financing covenants that would further restrict our operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

We depend to a large extent on the services of some of our executive officers. The loss of the services of Michael K. Galvis, our President and Chief Executive Officer or other key personnel could disrupt our operations. Although we have entered into employment agreements with Mr. Galvis, and certain other executive officers that contain, among other provisions, non-compete agreements, we may not be able to retain the executives past the terms of their employment agreements or enforce the non-compete provisions in the employment agreements. As part of the disposition of FDF in May 2012, the employment agreements with Michael Francis and Bryan Francis were terminated and they, along with Jude Gregory, a former FDF officer, exchanged mutual release with us.

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

We maintain insurance coverage we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As a result, not all of our property is insured.

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

As of March 31, 2012, we had (i) outstanding Convertible Debentures which are convertible into an aggregate of 1,356,667 shares of our Common Stock at a conversion price of $1.50 per share, (ii) 5,761,028 shares of Series A Preferred Stock which are convertible into an aggregate of 5,761,028 shares of our Common Stock at $1.00 per share, (iii) warrants to purchase 1,291,000 shares of our Common Stock at an exercise price of $2.00 per share of our Common Stock and (iv) outstanding 9% convertible debentures issued by NYTEX Petroleum which are convertible into an aggregate 586,507 shares of Common Stock at a conversion price of $2.00 per share (the “NYTEX Petroleum Convertible Debentures”).

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

We have a total of 200,000,000 shares of Common Stock authorized for issuance. As of March 31, 2012, we had 172,512,277 shares of Common Stock available for issuance. We have reserved 1,356,667 shares for conversion of our 12% convertible debentures, 5,761,028 shares for conversion of our Series A Preferred Stock, and 1,331,095 shares for issuance upon the exercise of outstanding warrants held by these security holders. Subsequent to the Merger Agreement, we have also reserved approximately 17,000 shares of Common Stock in connection with stock grants to our employees. Additionally, our wholly-owned subsidiary NYTEX Petroleum, has issued debentures convertible into 586,507 shares of our Common Stock if fully converted. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Furthermore, the book value per share of our Common Stock may be reduced.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4.(Removed and Reserved)

Item 5. Other Information

As more fully reported on Form 8-K on May 10, 2012, on May 4, 2012, (the “Closing Date”), Acquisition Inc., together with New Francis Oaks, LLC, a Delaware limited liability company (“New Francis Oaks”, formerly Francis Oaks, LLC ) and a wholly-owned subsidiary of Acquisition Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an unaffiliated third party, FDF Resources Holdings LLC, a Delaware limited liability company (the “Purchaser”). Pursuant to the terms of the Merger Agreement, New Francis Oaks merged with and into the Purchaser, and the Purchaser continued as the surviving entity after the merger (the “Disposition” or the “Merger”). New Francis Oaks owns 100% of the outstanding shares of FDF, and, as a result of the Disposition, we no longer own FDF.

The total consideration for the Merger paid by the Purchaser on the Closing Date was $62,500,000 (the “Merger Proceeds”). After: (i) an adjustment to the amount of the Merger Proceeds based upon the level of estimated working capital of the Francis Group on the Closing Date; (ii) the payment or provision for payment of all indebtedness of the Francis Group on the Closing Date; (iii) the payment of all indebtedness of Acquisition Inc. on the Closing Date (including under its senior secured credit facility with PNC Bank; (iv) the payment of the Put Payment Amount (as defined below) due to WayPoint Nytex, LLC (“WayPoint”) under the WayPoint Purchase Agreement (as defined below); (v) the payment of all transaction expenses relating to the Merger; (vi) the payment to the Company of $812,500 of accrued management fees and $110,279 of expense reimbursement due and payable to the Company under the Management Services Agreement, dated November 23, 2010, between the Company and FDF (the “Management Agreement”); (vii) the payment of certain transaction bonuses payable to certain FDF employees; and (viii) the Purchaser’s delivery of $6,250,000 of the Merger Proceeds (the “Escrow Fund”) to The Bank of New York Mellon Trust Company, N.A., as escrow agent, to be held in escrow under the Escrow Agreement (as defined below), Acquisition Inc. received on the Closing Date remaining cash transaction proceeds in the amount of approximately $4,481,000. The Merger Agreement provides that, to the extent that the final amount of working capital of the Francis Group on the Closing Date is greater than the estimated amount of working capital, as determined under the Merger Agreement, the Purchaser will pay to Acquisition Inc. the amount of such working capital surplus, provided that, pursuant to the Omnibus Agreement (as defined below), WayPoint is entitled to receive 87.5% of any such working capital surplus payment. To the extent that the final amount of working capital of the Francis Group on the Closing Date is less than the estimated amount of working capital, Acquisition Inc. will pay to the Purchaser the amount of such working capital deficit, which payment will be made out of the Escrow Fund, provided that, pursuant to the Omnibus Agreement, WayPoint is obligated to pay to Acquisition Inc. 87.5% of the amount of any such working capital deficit.

As previously disclosed, on April 13, 2011, we received a letter from PNC, notifying the Company of the occurrence and continued existence of certain events of default (the “PNC Default”) under the Revolving Credit, Term Loan and Security Agreement (the “Senior Facility”). On November 3, 2011, the Company entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver (the “First Amendment”) with PNC, which was effective as of November 1, 2011. Under the First Amendment, PNC waived each of the events of default under the Senior Facility Agreement. However, as a result of the PNC Default, on April 14, 2011, the Company received a letter from

WayPoint, as the holder of all of the outstanding shares of the Senior Series A Redeemable Preferred Stock of NYTEX Acquisition, stating that the Company was in default under the Preferred Stock and Warrant Purchase Agreement, by and among the Company, Acquisition Inc., and WayPoint (the “WayPoint Purchase Agreement”), for defaults similar to the PNC Default plus for our failure to pay dividends to WayPoint when due under the terms of the WayPoint Purchase Agreement. On May 4, 2011, WayPoint demanded, pursuant to a “Put Election Notice” delivered under the WayPoint Purchase Agreement (the “Put Election Notice”), that, as a result of those defaults, the Company and Acquisition Inc. repurchase from WayPoint, for an aggregate purchase price of $30,000,000, all of the securities of Acquisition Inc. and the Company originally acquired by WayPoint pursuant to the WayPoint Purchase Agreement, which securities consisted of: (i) 20,750 shares of Senior Series A Redeemable Preferred Stock of NYTEX Acquisition (the “WayPoint Series A Shares”); (ii) one (1) share of Series B Redeemable Preferred Stock of the Company (the “WayPoint Series B Share”); (iii) the Purchaser Warrant (as defined in the WayPoint Purchase Agreement); and (iv) the Control Warrant (as defined in the WayPoint Purchase Agreement) (collectively, the “WayPoint Securities”). Our failure to repurchase the WayPoint Securities in accordance with the Put Election Notice resulted in an additional event of default under the WayPoint Purchase Agreement. Thereafter, pursuant to the terms of the Forbearance Agreement, dated as of September 30, 2011 (the “Forbearance Agreement”), by and among the Company, Acquisition Inc., and WayPoint, WayPoint agreed to forbear, for a period of 60 days, from exercising its rights and remedies under the WayPoint Purchase Agreement. On November 14, 2011, WayPoint provided a formal written notice to the Company that the Company was in default under the Forbearance Agreement. Due to cross-default provisions, the default under the Forbearance Agreement also constituted a default under the First Amendment. As a result of the defaults under the WayPoint Purchase Agreement and the Forbearance Agreement, WayPoint initiated certain remedies afforded to it under the WayPoint Purchase Agreement and the Forbearance Agreement, including the sale of FDF to a third party. WayPoint directed the FDF sale process and, although we participated in the process, we did not control the ultimate disposition of FDF, including, but not limited to, the timing of the Merger and the Merger consideration. As a result of the transactions associated with the Merger, we are no longer in default under the First Amendment with PNC.

In connection with the consummation of the Merger, we entered into an Omnibus Agreement (the “Omnibus Agreement”) with WayPoint and Francis Group. The Omnibus Agreement became effective upon the consummation of the Merger.

Pursuant to the Omnibus Agreement, upon the consummation of the Merger:

(i) the Management Agreement was terminated;

(ii) Waypoint paid $150,000 to the Company out of the Put Payment Amount due and payable to WayPoint;

(iii) the Company was paid $812,500 from the Merger Proceeds, which sum represented accrued management fees due and payable to the Company from FDF under the Management Agreement; and

(iv) the Company was paid $110,279 from the Merger Proceeds, which sum represented reimbursement by FDF of certain expenses previously incurred by the Company in respect of certain professional services provided, and which reimbursement was due and payable to the Company from FDF under the Management Agreement.

In the Omnibus Agreement, the Company, WayPoint, and the Francis Group also agreed to mutual releases from and to each other, and their related parties, relating to facts existing on or before the Closing Date that relate to the Merger, the WayPoint Purchase Agreement, the related documents, and the relations among the parties. The releases also covered claims that any of the parties could assert against any employees of the FDF Group. In addition, the parties agreed that WayPoint would bear 87.5% of any post-closing working capital deficit under the Merger Agreement and WayPoint would receive 87.5% of any post-closing working capital surplus under the Merger Agreement.

Further, in connection with the consummation of the Merger, we entered into a Settlement Agreement (the “Settlement Agreement”) with WayPoint, the Francis Group, and Michael G. Francis and Bryan Francis (together, the “Francises”). The Settlement Agreement became effective upon the consummation of the Merger.

Pursuant to the Settlement Agreement, upon the consummation of the Merger:

(i) WayPoint paid out of the Put Payment Amount a $100,000 bonus to Michael G. Francis, the President of NYTEX Acquisition, and a $25,000 bonus to Jude N. Gregory, the Vice President and Chief Financial Officer of Acquisition Inc.;

(ii) (A) the Company caused the release of the $1,800,000 of Escrowed Cash (as defined in the Escrow Agreement, dated as of November 23, 2010, by and among Acquisition Inc., Bryan Francis and The F&M Bank & Trust Company (the “Francis Escrow Agreement”)) then being held in escrow pursuant to the Francis Escrow Agreement, in accordance with the terms of the Francis Escrow Agreement, and (B) Michael G. Francis transferred and assigned back to the Company 625,000 shares of common stock of the Company (“NYTEX Common Stock”) then owned by Michael G. Francis and originally issued to him pursuant to the Membership Interest Purchase Agreement, dated as of November 23, 2010 (the “Francis Purchase Agreement”), and then being held in escrow pursuant to the Francis Escrow Agreement, and such shares were cancelled;

(iii) (A) Michael G. Francis transferred and assigned back to the Company all of the remaining 2,197,063 shares of NYTEX Common Stock then owned by him and originally issued to him pursuant to the Francis Purchase Agreement, and such shares were cancelled, and (B) Bryan Francis transferred and assigned back to the Company all of the 381,607 shares of NYTEX Common Stock originally issued to him pursuant to the Francis Purchase Agreement, as well as all of the 27,225 shares of NYTEX Common Stock issued to him in connection with his employment by FDF, and such shares were cancelled;

(iv) the employment agreements of Michael G. Francis and Bryan Francis terminated and they became at-will employees of the FDF Group;

(v) each of the three designees of WayPoint then serving as directors of Acquisition Inc., which included John Henry Moulton, Thomas Drechsler and Lee Buchwald, resigned as directors of Acquisition Inc., effective immediately upon the consummation of the Merger; and

(vi) in exchange for receipt by WayPoint of the Put Payment Amount (which consisted of $30,000,000, less an aggregate of $306,639 of dividends previously received by WayPoint on account of the WayPoint Senior Series A Redeemable Preferred Stock, less an aggregate of $275,000 payable by WayPoint to the Company, Michael G. Francis and Jude N. Gregory pursuant to the Settlement Agreement, less an additional $449,072 (representing 87.5% of the estimated working capital deficit of the Francis Companies on the Closing Date, but subject to the right of WayPoint to subsequently receive 87.5% of any final working capital surplus of the Francis Companies on the Closing Date and the obligation of WayPoint to subsequently pay 87.5% of any final working capital deficit of the Francis Companies on the Closing Date, pursuant to the Omnibus Agreement); the “Put Payment Amount”), WayPoint transferred and assigned (A) the Senior Series A Redeemable Preferred Stock back to Acquisition Inc., (B) the Purchaser Warrant and the Control Warrant back to the Company, and (C) the WayPoint Series B Share back to the Company, and all such securities were cancelled.

In the Settlement Agreement, the Company, WayPoint, the Francis Group, and the Francises also agreed to mutual releases from and to each other, and their related parties, relating to facts existing on or before the Closing Date that relate to the Merger, the WayPoint Purchase Agreement, the related documents, and the relations among the parties, including in connection with any employment agreements or arrangements of the Francises. The releases also covered claims that any of the parties could assert against any employees of the FDF Group.

Item 6. Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYTEX Energy Holdings, Inc.

By:	/s/ Michael K. Galvis
Michael K. Galvis
President and Chief Executive Officer

May 15, 2012

EXHIBIT INDEX

Exhibit	Document

3.1	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

3.2	Bylaws of Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

4.1	Amended and Restated Certificate of Designation in respect of Senior Series A Redeemable Preferred Stock (filed as Exhibit 10.9 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Amended and Restated Certificate of Designation in respect of Senior Series B Redeemable Preferred Stock (filed as Exhibit 10.10 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

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