Form 10-Q
period 2012-06-30
NYTEX Energy Holdings, Inc.
filed 2012-08-14
CIK 1475899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, the registrant had 23,359,679 shares of common stock outstanding.

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

PART I

Item 1.	Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,589,483	$72
Accounts receivable, net	468,109	77,159
Marketable securities	500,047	—
Prepaid expenses and other	36,799	31,632
Deferred tax asset, net	1,702	—
Assets from discontinued operations	—	80,733,006

Total current assets	2,596,140	80,841,869

Restricted cash	6,250,048	—
Property and equipment, net	408,499	66,112
Deferred financing costs	532,159	1,023,269
Deposits and other	9,296	9,296

Total assets	$9,796,142	$81,940,546

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$1,702,702	$1,330,121
Deposits held in trust	996,759	—
Revenues payable	29,515	7,700
Wells in progress	502,106	502,106
Debt - current portion	275,019	2,577,484
Liabilities from discontinued operations	—	60,179,495

Total current liabilities	3,506,101	64,599,646

Other liabilities:
Debt	223,218	1,445,935
Derivative liabilities	16,300	2,740
Deferred tax liabilities	1,702	662,297

Total liabilities	3,747,321	66,707,878

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, Series A convertible, $0.001 par value; 10,000,000 shares authorized; 5,763,869 and 5,761,028 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5,764	5,761
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,590,574 issued and 23,359,679 outstanding at June 30, 2012 and 27,467,723 shares issued and outstanding at December 31, 2011	27,591	27,468
Additional paid-in capital	26,074,775	25,974,600
Treasury stock, at cost: 4,230,895 and no shares at June 30, 2012 and December 31, 2011, respectively	(2,732,342)	—
Accumulated deficit	(17,300,561)	(10,775,161)
Accumulated other comprehensive income	47	—

Total stockholders’ equity	6,075,274	15,232,668

Non-controlling interest	(26,453)	—

Total equity	6,048,821	15,232,668

Total liabilities and stockholders’ equity	$9,796,142	$81,940,546

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Land services	$1,200,861	$54,065	$2,150,971	$130,490
Oil and gas sales	11,994	212,881	24,424	291,226
Staffing services	2,903	—	2,903	—
Other	3,245	—	3,245	—

Total revenues	1,219,003	266,946	2,181,543	421,716

Operating expenses:
Oil & gas lease operating expenses	31,762	19,080	38,328	56,844
Depreciation, depletion, and amortization	6,277	8,710	24,613	41,678
Selling, general, and administrative expenses	530,975	1,709,340	1,035,213	2,891,922
Loss on litigation settlement	—	—	—	965,065
Loss on sale of assets, net	—	1,900	—	5,004

Total operating expenses	569,014	1,739,030	1,098,154	3,960,513

Income (loss) from operations	649,989	(1,472,084)	1,083,389	(3,538,797)
Other income (expense):
Interest and dividend income	1,184	102	1,184	386
Interest expense	(140,719)	(175,229)	(319,600)	(388,027)
Change in fair value of derivative liabilities	(16,300)	770,260	(16,300)	1,689,260

Total other income (expense)	(155,835)	595,133	(334,716)	1,301,619

Income (loss) from continuing operations before income taxes	494,154	(876,951)	748,673	(2,237,178)
Income tax benefit	229,871	506,892	385,791	1,461,485

Income (loss) from continuing operations	724,025	(370,059)	1,134,464	(775,693)
Discontinued Operations
Income (loss) from discontinued operations, before taxes	(1,665,305)	11,949,541	(8,728,028)	(3,902,900)
Gain on sale of discontinued operation	146,878	—	146,878	—
Income tax benefit (provision)	1,069,099	(185,691)	1,153,372	(728,000)

Income (loss) from discontinued operations	(449,328)	11,763,850	(7,427,778)	(4,630,900)

Net income (loss)	274,697	11,393,791	(6,293,314)	(5,406,593)
Non-controlling interest	21,436	—	26,453	—

Net income (loss) attributable to NYTEX Energy Holdings, Inc.	296,133	11,393,791	(6,266,861)	(5,406,593)
Preferred stock dividends	(129,267)	(134,630)	(258,539)	(267,530)

Net income (loss) to common stockholders	$166,866	$11,259,161	$(6,525,400)	$(5,674,123)

Basic earnings per share:
Earnings (loss) from continuing operations	$0.03	$(0.01)	$0.04	$(0.03)
Earnings (loss) from discontinued operations	$(0.02)	$0.45	$(0.28)	$(0.18)

Net income (loss)	$0.01	$0.43	$(0.24)	$(0.21)

Net income (loss) attributable to common stockholders	$0.00	$0.43	$(0.25)	$(0.22)

Diluted earnings per share:
Earnings (loss) from continuing operations	$0.03	$(0.00)	$0.04	$(0.03)
Earnings (loss) from discontinued operations	$(0.02)	$0.15	$(0.28)	$(0.18)

Net income (loss)	$0.01	$0.15	$(0.24)	$(0.21)

Net income (loss) attributable to common stockholders	$0.02	$0.15	$(0.23)	$(0.20)

Weighted average shares outstanding
Basic	24,903,298	26,272,178	26,187,929	26,248,461

Diluted	25,317,710	76,513,620	26,603,990	26,248,461

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) to common stockholders	$166,866	$11,259,161	$(6,525,400)	$(5,674,123)
Other comprehensive income
Unrealized holding gains on securities available for sale	47	—	47	—

Other comprehensive income	47	—	47	—

Comprehensive income (loss) to common stockholders	$166,913	$11,259,161	$(6,525,353)	$(5,674,123)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total

	Shares	Amounts	Shares	Amounts		Shares	Amounts
Balance at December 3l, 2010	5,580,000	$5,580	26,219,665	$26,219	$24,750,200	—	$—	$(26,997,299)	$—	$—	$(2,215,300)
Issuance of Series A Convertible Preferred Stock	420,000	420			369,050						369,470
Shares issued for share-based compensation and services			66,167	67	419,467						419,534
Shares issued for debt converted			76,667	77	114,922						114,999
Issuance of warrant derivative					(118,440)						(118,440)
Dividend declared								(267,530)			(267,530)
Net loss								(5,406,593)			(5,406,593)

Balance at June 30, 2011	6,000,000	$6,000	26,362,499	$26,363	$25,535,199	—	$—	$(32,671,422)	$—	$—	$(7,103,860)

Balance at December 3l, 2011	5,761,028	$5,761	27,467,723	$27,468	$25,974,600	—	$—	$(10,775,161)	$—	$—	$15,232,668
Shares issued for debt			20,000	20	32,980						33,000
Share-based compensation			102,851	103	12,398						12,501
Shares issued for services					54,800						54,800
Shares for warrants exercised	2,841	3			(3)						—
Treasury Shares acquired						4,230,895	(2,732,342)				(2,732,342)
Comprehensive income (loss):
Unrealized gain on marketable securities									47		47
Dividends declared								(258,539)			(258,539)
Net loss								(6,266,861)		(26,453)	(6,293,314)

Comprehensive loss to common stockholders											(6,551,806)

Balance at June 30, 2012	5,763,869	$5,764	27,590,574	$27,591	$26,074,775	4,230,895	$(2,732,342)	$(17,300,561)	$47	$(26,453)	$6,048,821

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Loss	$(6,293,314)	$(5,406,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,150,855	4,361,431
Bad debt expense	59,906	107,691
Share-based compensation	67,301	419,534
Deferred income taxes	(1,964,660)	(881,066)
Accretion of discount on asset retirement obligations	—	(50,078)
Amortization of debt discount	31,057	79,636
Amortization of deferred financing fees	124,461	198,243
Accretion of Senior Series A redeemable preferred stock liability	1,299,495	1,886,364
Change in fair value of derivative liabilities	4,283,300	(364,086)
Loss on litigation settlement	—	965,065
(Gain) loss on sale of assets, net	63,732	(22,650)
Gain on disposal of discontinued operations	(146,878)	—
Change in working capital:
Accounts receivable	1,623,664	(2,315,088)
Inventories	(219,055)	(7,600)
Prepaid expenses and other	1,534,449	1,311,136
Accounts payable and accrued expenses	(931,421)	1,936,162
Deposits held in trust	965,895	—
Other liabilities	21,815	107,434

Net cash provided by operating activities	3,670,602	2,325,535

Cash flows from investing activities:
Additions to property and equipment	(336,651)	(4,020,154)
Proceeds from sale of property and equipment	—	1,195,664
Investments in oil and gas properties	(365,642)	—
Disposition of FDF	11,653,786	—
Restricted cash	(6,250,048)	—
Purchase of marketable securities	(500,000)	—

Net cash provided by (used in) investing activities	4,201,445	(2,824,490)

Cash flows from financing activities:
Redemption of convertible debentures	(3,208,014)	—
Proceeds from the issuance of Series A convertible preferred stock	—	369,470
Proceeds from the issuance of 9% convertible debentures	—	936,000
Borrowings under senior facility	29,345,714	40,666,412
Payments under senior facility	(31,112,386)	(40,409,281)
Borrowings under notes payable	194,696	734,600
Payments on notes payable	(1,513,391)	(1,944,266)

Net cash provided by (used in) financing activities	(6,293,381)	352,935

Net increase (decrease) in cash and cash equivalents	1,578,666	(146,020)
Cash and cash equivalents at beginning of period	10,817	209,498

Cash and cash equivalents at end of period	$1,589,483	$63,478

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. NATURE OF BUSINESS

NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with operations centralized in two subsidiaries, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), a wholly-owned exploration and production company concentrating on the acquisition and development of crude oil and natural gas reserves, and Petro Staffing Group, LLC, (“PSG”), a full-service staffing agency formed in March 2012 providing the energy marketplace with temporary and full-time professionals. PSG sources, evaluates, and delivers quality candidates to address the demand for personnel within the oil & gas industry. NYTEX Energy owns 80% of PSG resulting in a non-controlling interest.

Prior to May 4, 2012, NYTEX Energy, through its wholly-owned subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), owned a 100% membership interest in New Francis Oaks, LLC (“New Francis Oaks”) and its wholly-owned operating subsidiary, Francis Drilling Fluids, Ltd. (“Francis Drilling Fluids,” or “FDF”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry. On May 4, 2012, certain subsidiaries of ours entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an unaffiliated third party, FDF Resources Holdings LLC (the “Purchaser”). Pursuant to the Merger Agreement, New Francis Oaks was merged into the Purchaser and, as a result, FDF is now owned by an unaffiliated third party. See below for further discussion.

NYTEX Energy and subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” and “our.”

NYTEX Energy and its subsidiaries are headquartered in Dallas, Texas.

Disposition of FDF

As more fully reported on Form 8-K on May 10, 2012, on May 4, 2012, (the “Closing Date”), Acquisition Inc., together with New Francis Oaks, entered into the Merger Agreement with the Purchaser. Pursuant to the terms of the Merger Agreement, New Francis Oaks merged with and into the Purchaser, and the Purchaser continued as the surviving entity after the merger (the “Disposition” or the “Merger”). New Francis Oaks owns 100% of the outstanding shares of FDF, and, as a result of the Disposition, we no longer own FDF.

The total consideration for the Merger paid by the Purchaser on the Closing Date was $62,500,000 (the “Merger Proceeds”). After: (i) an adjustment to the amount of the Merger Proceeds based upon the level of estimated working capital of the Francis Group on the Closing Date; (ii) the payment or provision for payment of all indebtedness of the Francis Group on the Closing Date; (iii) the payment of all indebtedness of Acquisition Inc. on the Closing Date (including under its senior secured credit facility with PNC Bank; (iv) the payment of the Put Payment Amount (as defined below) due to WayPoint Nytex, LLC (“WayPoint”) under the WayPoint Purchase Agreement (as defined below); (v) the payment of all transaction expenses relating to the Merger; (vi) the payment to the Company of $812,500 of accrued management fees and $110,279 of expense reimbursement due and payable to the Company under the Management Services Agreement, dated November 23, 2010, between the Company and FDF (the “Management Agreement”); (vii) the payment of certain transaction bonuses payable to certain FDF employees; and (viii) the Purchaser’s delivery of $6,250,000 of the Merger Proceeds (the “Escrow Fund”) to The Bank of New York Mellon Trust Company, N.A., as escrow agent, to be held in escrow under the Escrow Agreement (as defined below) and reported as restricted cash on the accompanying consolidated balance sheet at June 30, 2012, Acquisition Inc. received on the Closing Date remaining cash transaction proceeds in the amount of approximately $4,481,000. The Merger Agreement provides that, to the extent that the final amount of working capital of the Francis Group on the Closing Date is greater than the estimated amount of working capital, as determined under the Merger Agreement, the Purchaser will pay to Acquisition Inc. the amount of such working capital surplus, provided that, pursuant to the Omnibus Agreement (as defined below), WayPoint is entitled to receive 87.5% of any such working capital surplus payment. To the extent that the final amount of working capital of the Francis Group on the Closing Date is less than the estimated amount of working capital, Acquisition Inc. will pay to the Purchaser the amount of such working capital deficit, which payment will be made out of the Escrow Fund, provided that, pursuant to the Omnibus Agreement, WayPoint is obligated to pay to Acquisition Inc. 87.5% of the amount of any such working capital deficit.

As previously disclosed, on April 13, 2011, we received a letter from PNC, notifying the Company of the occurrence and continued existence of certain events of default (the “PNC Default”) under the Revolving Credit, Term Loan and Security Agreement (the “Senior Facility”). On November 3, 2011, the Company entered into a First Amendment to Revolving Credit, Term Loan and Security Agreement and Limited Waiver (the “First Amendment”) with PNC, which was effective as of November 1, 2011. Under the First Amendment, PNC waived each of the events of default under the Senior Facility. However, as a result of the PNC Default, on April 14, 2011, the Company received a letter from WayPoint, as the holder of all of the outstanding shares of the Senior Series A Redeemable Preferred Stock of NYTEX Acquisition, stating

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

that the Company was in default under the Preferred Stock and Warrant Purchase Agreement, by and among the Company, Acquisition Inc., and WayPoint (the “WayPoint Purchase Agreement”), for defaults similar to the PNC Default plus for our failure to pay dividends to WayPoint when due under the terms of the WayPoint Purchase Agreement. On May 4, 2011, WayPoint demanded, pursuant to a “Put Election Notice” delivered under the WayPoint Purchase Agreement (the “Put Election Notice”), that, as a result of those defaults, the Company and Acquisition Inc. repurchase from WayPoint, for an aggregate purchase price of $30,000,000, all of the securities of Acquisition Inc. and the Company originally acquired by WayPoint pursuant to the WayPoint Purchase Agreement, which securities consisted of: (i) 20,750 shares of Senior Series A Redeemable Preferred Stock of NYTEX Acquisition (the “WayPoint Series A Shares”); (ii) one (1) share of Series B Redeemable Preferred Stock of the Company (the “WayPoint Series B Share”); (iii) the Purchaser Warrant (as defined in the WayPoint Purchase Agreement); and (iv) the Control Warrant (as defined in the WayPoint Purchase Agreement) (collectively, the “WayPoint Securities”). Our failure to repurchase the WayPoint Securities in accordance with the Put Election Notice resulted in an additional event of default under the WayPoint Purchase Agreement. Thereafter, pursuant to the terms of the Forbearance Agreement, dated as of September 30, 2011 (the “Forbearance Agreement”), by and among the Company, Acquisition Inc., and WayPoint, WayPoint agreed to forbear, for a period of 60 days, from exercising its rights and remedies under the WayPoint Purchase Agreement. On November 14, 2011, WayPoint provided a formal written notice to the Company that the Company was in default under the Forbearance Agreement. Due to cross-default provisions, the default under the Forbearance Agreement also constituted a default under the First Amendment. As a result of the defaults under the WayPoint Purchase Agreement and the Forbearance Agreement, WayPoint initiated certain remedies afforded to it under the WayPoint Purchase Agreement and the Forbearance Agreement, including the sale of FDF to a third party. WayPoint directed the FDF sale process and, although we participated in the process, we did not control the ultimate disposition of FDF, including, but not limited to, the timing of the Merger and the Merger consideration. As a result of the transactions associated with the Merger, we are no longer in default under the First Amendment with PNC.

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

(ii) (A) the Company caused the release of the $1,800,000 of Escrowed Cash (as defined in the Escrow Agreement, dated as of November 23, 2010, by and among Acquisition Inc., Bryan Francis and The F&M Bank & Trust Company (the “Francis Escrow Agreement”)) then being held in escrow pursuant to the Francis Escrow Agreement, in accordance with the terms of the Francis Escrow Agreement, and (B) Michael G. Francis transferred

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

and assigned back to the Company 625,000 shares of common stock of the Company (“NYTEX Common Stock”) then owned by Michael G. Francis and originally issued to him pursuant to the Membership Interest Purchase Agreement, dated as of November 23, 2010 (the “Francis Purchase Agreement”), and then being held in escrow pursuant to the Francis Escrow Agreement;

(iii) (A) Michael G. Francis transferred and assigned back to the Company all of the remaining 2,197,063 shares of NYTEX Common Stock then owned by him and originally issued to him pursuant to the Francis Purchase Agreement, and (B) Bryan Francis transferred and assigned back to the Company all of the 381,607 shares of NYTEX Common Stock originally issued to him pursuant to the Francis Purchase Agreement, as well as all of the 27,225 shares of NYTEX Common Stock issued to him in connection with his employment by FDF;

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

Liquidity

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under our remaining debt obligations and dividends payable under the Series A Convertible Preferred stock. As we have previously announced, we are currently in the process of undertaking to amend certain terms of the Series A Convertible Preferred Stock, which could impact the amount of cash required to satisfy our obligations under the Series A Convertible Preferred Stock.

As a result of the transactions associated with the Merger Agreement, we have satisfied all of our obligations under the WayPoint Purchase Agreement and Senior Facility. Management has also implemented plans to improve liquidity through cash flows generated from the development of new business initiatives within the oil & gas segment as well as the initiation of our new temporary staffing and permanent placement venture, and improvements to results from existing operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The interim financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as filed in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior-period amounts have been reclassified to conform to the current-year presentation. Land services revenues consists of fees generated from analyzing land and mineral title reports, leasehold title analysis and reports, land title runsheets, sourcing, negotiating and acquiring leases, document preparation and performing title curative functions. Such revenues had previously been reported as Other revenues on the consolidated statement of operations.

All references to the Company’s outstanding common shares and per share information have been adjusted to give effect to the one-for-two reverse stock split effective November 1, 2010.

Discontinued Operation

The consolidated financial statements present the operations of our former oilfield services segment (FDF) as discontinued operations in accordance with ASC 205-20-55 for all periods presented.

NOTE 3. WAYPOINT TRANSACTION

In connection with the FDF acquisition, on November 23, 2010, we, through our wholly-owned subsidiary, Acquisition Inc., entered into a Preferred Stock and Warrant Purchase Agreement (“WayPoint Purchase Agreement”) with WayPoint, whereby, in exchange for $20,000,001 cash, we issued to WayPoint (collectively, the “WayPoint Transaction”) (i) 20,750 shares of Acquisition Inc. 14% Senior Series A Redeemable Preferred Stock, par value of $0.001 and an original stated amount of $1,000 per share (“Senior Series A Redeemable Preferred Stock”), (ii) one share of NYTEX Energy Series B Preferred Stock, par value of $0.001 per share, (iii) a warrant to purchase up to 35% of the then outstanding shares of the Company’s common stock (“Purchaser Warrant”), and (iv) a warrant to purchase an additional number of the Company’s common stock so that, measured at the time of exercise, the number of shares of common stock issued to WayPoint represents 51% of the Company’s outstanding common stock on a fully-diluted basis (“Control Warrant”). The Control Warrant could be exercised only if certain conditions, as defined in the WayPoint Purchase Agreement, were met.

14% Senior Series A Redeemable Preferred Stock

As part of the disposition of FDF and settlement of the disputes with WayPoint in May 2012, the 20,750 shares of Series A Redeemable Preferred Stock held by WayPoint were cancelled. Prior to its cancellation, the holder of the Senior Series A Redeemable Preferred Stock was entitled to receive dividends at a rate equal to 14% of the original stated amount, with such dividends payable quarterly and in preference to any declaration or payment of any dividend to the holders of common stock of Acquisition Inc. Such dividends accrued day-to-day, whether or not declared, and were cumulative.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Series B Preferred Stock

We had previously issued one share of our Series B Preferred Stock to WayPoint. The Series B Preferred Stock provided the holder the right to designate two members to the Company’s board of directors, and upon the occurrence of a default under the WayPoint Purchase Agreement, the holder could require us to expand the number of board members providing WayPoint the ability to designate a majority of the Company’s board. As part of the disposition of FDF and settlement of the disputes with WayPoint in May 2012, the outstanding share of Series B Preferred Stock was cancelled.

Warrants

We had previously issued the Purchaser Warrant and the Control Warrant as part of the WayPoint Purchase Agreement. Both the Purchaser Warrant and Control Warrant were cancelled as part of the disposition of FDF and settlement of the disputes with WayPoint in May 2012.

The Purchaser Warrant was exercisable at an exercise price of $0.01 per share and expired on the tenth anniversary from the date of issuance.

The Control Warrant was exercisable at an exercise price of $0.01 per share, upon the earliest to occur of (i) the date on which a change of control occurs, as defined, if we are unable to redeem all of the Senior Series A Redeemable Preferred Stock, (ii) the date on which an event of default occurs, as defined, provided that payment to the holders of the Senior Series A Redeemable Preferred Stock of all amounts owing to them as a result of the default would be considered a cure of the default, (iii) seventy-five days after the date on which the third Default had occurred within a consecutive twelve-month period, and (iv) May 23, 2016, which was the maturity date of the Senior Series A Redeemable Preferred Stock and we were unable to redeem all of the Senior Series A Redeemable Preferred Stock in accordance with the WayPoint Purchase Agreement.

Other Obligations

Under the original WayPoint Purchase Agreement, WayPoint was granted a put right that could require us to repurchase the Purchaser Warrant and Control Warrant from WayPoint at any time on or after the earlier of (i) the date on which a change of control occurs, as defined, (ii) the date on which an event of default occurs, as defined, (iii) the date on which we elect to redeem the Senior Series A Redeemable Preferred Stock, and (iv) the maturity date of the Senior Series A Redeemable Preferred Stock. The repurchase price would have been equal to the greater of (a) WayPoint’s aggregate equity ownership percentage in the Company as of the date the put right was exercised, multiplied by the fair value of the Company’s common stock and (b)(1) in the event that the put right was exercised before November 23, 2013, $30,000,000, or (2) in the event that the put right was exercised on or after November 23, 2013, $40,000,000. Due to the subsequent Merger Agreement, as of May 4, 2012, the put right was terminated and we are no longer obligated under the original WayPoint Purchase Agreement.

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

NOTE 4. DERIVATIVE LIABILITIES

At June 30, 2012, we had one derivative on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock. The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock include an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

issued below the instrument’s original exercise price of $2.00 per share. Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets. At June 30, 2012 and December 31, 2011, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $16,300 and $0, respectively.

Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three months ended June 30, 2012 and 2011, and are not taxable or deductible for income tax purposes.

NOTE 5. DEBT

A summary of our outstanding debt obligations as of June 30, 2012 and December 31, 2011 is presented as follows:

	June 30, 2012	December 31, 2011
18% Demand Note due November 2011	$—	$244,000
6% Related Party Loan due September 2012	114,000	138,000
12% Convertible Debentures due October 2012	—	2,032,501
9% Convertible Debentures due February 2014	—	1,173,013
Francis Promissory Note (non-interest bearing) due October 2015	339,381	385,824
7.5% Secured Equipment Loan due February 2016	24,884	27,781
7.5% Secured Equipment Loan due March 2016	19,972	22,300

Total debt	498,237	4,023,419
Less: current maturities	(275,019)	(2,577,484)

Total long-term debt	$223,218	$1,445,935

Carrying values in the table above include net unamortized debt discount of $185,619 and $216,676 as of June 30, 2012 and December 31, 2011, respectively, which is amortized to interest expense over the terms of the related debt. Included in liabilities from discontinued operations reported on the consolidated balance sheet at December 31, 2011 is $21,229,924 in debt related to FDF.

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

On June 13, 2012, pursuant to the terms of the debentures, we redeemed, in full, the 12% Convertible Debentures.

Francis Promissory Note

In connection with the FDF acquisition, on November 23, 2010, we entered into a promissory note payable to a former interest holder of FDF (“Francis Promissory Note”) in the face amount of $750,000. The Francis Promissory Note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015. At June 30, 2012 and December 31, 2011, we have recorded the Francis Promissory Note as a discounted debt of $339,381 and $385,824 respectively, using an imputed interest rate of 9%.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Related Party Loan

The terms of the Related Party Loan require monthly principal payments of $3,000 plus interest for eighteen months beginning March 1, 2010 and ending September 1, 2011. In August 2011, the facility was further amended, extending the maturity date to September 1, 2012, with the remaining principal balance and any unpaid interest due in full. There is no penalty for early payment of principal.

As of June 30, 2012 and December 31, 2011, amounts outstanding under the Related Party Loan were $114,000 and $138,000, respectively. In addition, during the three and six months ended June 30, 2012 and 2011, interest expense related to the Related Party Loan totaled $1,800 and $3,735 and $3,150 and $5,625, respectively.

Other Debentures and Loans

In December 2010, we issued two demand notes totaling $237,000 related to our re-acquisition of the Panhandle Field Producing Property. The demand notes are due and payable on February 14, 2011 or upon demand by the holder and bear interest at a fixed rate of 9%. Subsequently, on February 14, 2011, we issued 9% Convertible Debentures (“9% Convertible Debenture”) due February 2014 in exchange for the demand notes due February 14, 2011. Interest only is payable monthly at the annual rate of 9% with any accrued and unpaid interest along with the unpaid principal due at maturity. The 9% Convertible Debenture is convertible into the Company’s common stock at any time at the fixed conversion price of $2.00 per share, subject to certain adjustments including stock dividends and stock splits. We have the option, at any time, to redeem the outstanding 9% Convertible Debentures in cash equal to 100% of the original principal amount plus accrued and unpaid interest. On June 13, 2012, pursuant to the terms of the certificate of designation, we redeemed, in full, the 9% Convertible Debentures.

On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000. The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014. The revolving line of credit is secured by our marketable securities. We pay no fee for the unused portion of the revolving line of credit. The revolving credit remains undrawn as of the date of this report.

In July 2012, we disposed of a company-owned automobile that secured the 7.5% secured equipment loan due February 2016 and paid in full, the outstanding balance due under the loan. We are no longer obligated under such loan.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under a non-cancelable operating lease which provides for minimum annual rentals. At June 30, 2012, future minimum obligations under this lease agreement are as follows:

July 1, 2012 - December 31, 2012	$39,350
2013	80,234
2014	81,583
2015	71,791
2016	58,283
Thereafter	—

$331,241

Total lease rental expense related to continuing operations for the six months ended June 30, 2012 and 2011 was $39,224 and $31,946 respectively. Included in discontinued operations for the six months ended June 30, 2012 and 2011 is $1,585,140 and $1,191,115 of lease rental expense related to the FDF operations.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

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

As more fully discussed in Note 1, on May 4, 2012, in accordance with the Settlement Agreement effective with the disposition of FDF, we received as an assignment a total of 3,230,895 shares of the Company’s common stock. On June 5, 2012, Michael K. Galvis, the Company’s President and Chief Executive Officer, surrendered one million shares of common stock pursuant to an agreement entered into with the Company on November 23, 2010. All such shares are being held as treasury stock at cost.

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

The holders of the Series A Convertible Preferred Stock are entitled to payment of dividends at 9% of the purchase price per share of $1.00, with such dividends payable quarterly. Dividends are payable out of any assets legally available, are cumulative, and in preference to any declaration or payment of dividends to the holders of common stock. Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one. Dividends payable related to the Series A Convertible Preferred Stock totaled $788,898 and $530,354 at June 30, 2012 and December 31, 2011, respectively, and are reported in accounts payable on the consolidated balance sheet.

On June 29, 2012, we announced our proposed restructuring of certain of the terms and conditions of the outstanding Series A Convertible Preferred Stock and certain of the terms of the warrants to purchase common stock (“Series A Warrants”), and our intention to seek the requisite approval of the Company’s stockholders and the holders of the Series A Warrants.

For the three and six months ended June 30, 2012, we did not issue any shares of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.

Warrants

In connection with the private placement offering of Series A Convertible Preferred Stock, during the six months ended June 30, 2011, we issued warrants to the holders to purchase up to 126,000 shares of common stock at an exercise price of $2.00 per share. The warrants may be exercised for a period of three years from the date of grant. The aggregate fair value of warrants issued during the six months ended June 30, 2011 was $118,440. There were no warrants issued during the six months ended June 30, 2012.

In addition, during the six months ended June 30, 2011, we issued warrants to purchase up to 16,800 shares of Series A Convertible Preferred Stock to the placement agent of the private placement offering of Series A Convertible Preferred Stock. The warrants may be exercised for a period of three years from date of grant at an exercise price of $1.00 per share. The aggregate fair value of these warrants on the date of grant was approximately $15,792 using the Monte Carlo simulation.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2012, we did not issue any shares of common stock related to the exercise of warrants granted in connection with the issuance of Series A Convertible Preferred Stock. During the first quarter 2012, we extended the exercise dates on these warrants for an additional 24 months from the original effective date of the warrant.

On May 4, 2012, as a condition to the disposition of FDF, the Purchaser and Control Warrants held by WayPoint were forfeited and terminated.

The fair value of warrants was determined using the Black-Scholes option pricing model and the Monte Carlo simulation. The expected term of the warrant is estimated based on the contractual term or an expected time-to-liquidity event. The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility. The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant. A summary of warrant activity for the six months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended June 30,
	2012		2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	46,335,949	$0.13	44,061,330	$0.18
Issued	—	—	142,800	1.88
Adjustment for WayPoint Warrant	—	—	3,550,130	0.01
Exercised	(3,600)	1.27	—	—
Forfeited or expired	(41,583,659)	0.01	—	—

Outstanding at end of period	4,748,690	$1.18	47,754,260	$0.16

NOTE 8. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, derivative liabilities, and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. As of June 30, 2012 and December 31, 2011, we estimate the fair value of our debt to be $498,237 and $4,023,419, respectively.

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

As discussed in Notes 3 and 7, we consider certain of our warrants to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets. We value the derivative liabilities using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock. At certain common stock price

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock. In estimating the fair value, we estimated future volatility by considering the historic volatility of the stock of a selected peer group over a five year period.

For the six months ended June 30, 2012 and 2011, the fair value of the derivative liabilities from continuing operations increased by an aggregate of $16,300 and $2,740, respectively. These amounts were recorded within other income (expense) in the accompanying consolidated statements of operations.

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of June 30, 2012, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Fair Value
Available For Sale		Gains	Losses
Fixed-income mutual funds	$490,000	$47	$—	$490,047
Money-market funds	10,000	—	—	10,000

	$500,000	$47	$—	$500,047

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income. Realized earnings were $730 for the three and six-months ended June 30, 2012. We did not have any marketable securities during the three and six-month periods ended June 30, 2011.

In accordance with ASC Topic 320, Investments – Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the three and six months ended June 30, 2012.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2012	Carrying Amount	Level 1	Level 2	Level 3
Marketable securities	$500,047	$500,047	$—	$—
Derivative liabilities	$16,300	$—	$—	$16,300

June 30, 2011	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$2,740	$—	$—	$2,740

Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2011	$5,343,000
Change in derivative liabilities	(5,326,700)
Issuance of warrant derivative	—

Balance, June 30, 2012	$16,300

Balance, December 31, 2010	$1,510,000
Change in derivative liabilities	(1,507,260)
Issuance of warrant derivative	—

Balance, June 30, 2011	$2,740

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9. INCOME TAXES

Income tax benefit from continuing operations for the three and six months ended June 30, 2012 was $229,871 and $385,791, respectively. The income tax benefit for continuing operations for the three and six months ended June 30, 2011 was $506,892 and $1,461,485, respectively. The change in income tax benefit in the second quarter of 2012, compared to the second quarter of 2011, was primarily the result of the differences in the mix of our pre-tax earnings and losses. At June 30, 2012, we had deferred income tax assets of $3,731,549 and a valuation allowance of $3,587,907 resulting in an estimated recoverable amount of deferred income tax assets of $143,642. This reflects a net increase of the valuation allowance of $665,820 from the December 31, 2011 balance of $2,922,087.

The balances of the valuation allowance as of June 30, 2012 and December 31, 2011 were $3,587,907 and $2,922,087, respectively. The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

NOTE 10. EARNINGS PER SHARE

Net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. The following table reconciles net loss and common shares outstanding used in the calculations of basic and diluted net loss per share.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Basic net income (loss) per share:
Net earnings (loss) form continuing operations	$724,025	$(370,059)	$1,134,464	$(851,607)
Net earnings (loss) form discontinued operations	(449,328)	11,763,850	(7,427,778)	(4,554,986)

Net earnings (loss)	$274,697	$11,393,791	$(6,293,314)	$(5,406,593)
Noncontrolling interest	21,436	—	26,453	—
Attributable to preferred stockholders	(129,267)	(134,630)	(258,539)	(267,530)

Net income (loss) attributable to common stockholders	$166,866	$11,259,161	$(6,525,400)	$(5,674,123)

Weighted average common shares outstanding, basic	24,903,298	26,272,178	26,187,929	26,248,461

Basic earnings per share:
Continuing operations	$0.03	$(0.01)	$0.04	$(0.03)
Discontinued operations	$(0.02)	$0.45	$(0.28)	$(0.17)

Net income (loss)	$0.01	$0.43	$(0.24)	$(0.21)
Net loss attributable to noncontrolling interest	$—	$—	$—	$—
Attributable to preferred shareholders	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Net income (loss) attributable to common stockholders	$—	$0.43	$(0.25)	$(0.22)

Diluted net income (loss) per share:
Net earnings (loss) form continuing operations	$724,025	$(370,059)	$1,134,464	$(851,607)
Net earnings (loss) form discontinued operations	(449,328)	11,763,850	(7,427,778)	(4,554,986)

Net earnings (loss)	$274,697	$11,393,791	$(6,293,314)	$(5,406,593)
Noncontrolling interest	21,436	—	26,453	—
Plus: income impact of assumed conversions
Attributable to preferred stockholders	129,267	134,630	258,539	267,530
Convertible debenture interest, net of tax	—	100,121	—	—

Net income (loss) attributable to common stockholders	$425,400	$11,628,542	$(6,008,322)	$(5,139,063)

Weighted average common shares outstanding, basic	24,903,298	26,272,178	26,187,929	26,248,461
Plus: incremental shares from assumed conversions
Effect of dilutive warrants	414,412	44,873,270	416,061	—
Effect of dilutive convertible preferred stock	—	4,322,113	—	—
Effect of dilutive convertible debentures	—	1,046,059	—	—

Shares used in calculating diluted loss per share	25,317,710	76,513,620	26,603,990	26,248,461

Diluted earnings per share:
Continuing operations	$0.03	$(0.00)	$0.04	$(0.03)
Discontinued operations	$(0.02)	$0.15	$(0.28)	$(0.17)

Net income (loss)	$0.01	$0.15	$(0.24)	$(0.21)
Net loss attributable to noncontrolling interest	$0.00	$0.00	$0.00	$0.00
Attributable to preferred shareholders	$0.01	$0.00	$0.01	$0.01
Convertible debenture interest, net of tax	$0.00	$0.00	$0.00	$0.00

Net income (loss) attributable to common stockholders	$0.02	$0.15	$(0.23)	$(0.20)

Earnings per share amounts may not foot due to rounding

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

For the three and six months ended June 30, 2012, certain common share equivalents were excluded from the calculation of diluted earnings per share as their effect on earnings per share was antidilutive. These excluded shares totaled 10,086,474 for the three and six months ended June 30, 2012. Because a net loss was incurred during the six months ended June 30, 2011, dilutive instruments including the warrants produce an antidilutive net loss per share result. These excluded shares totaled 50,241,442 for the six months ended June 30, 2011.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 11. DISCONTINUED OPERATIONS

On May 4, 2012, Acquisition Inc., together with New Francis Oaks, a wholly-owned subsidiary of Acquisition Inc., entered into the Merger Agreement with an unaffiliated third party, FDF Resources Holdings LLC, a Delaware limited liability company (“FDF Resources”). Pursuant to the terms of the Merger Agreement, New Francis Oaks merged with and into FDF Resources, and FDF Resources continued as the surviving entity after the Disposition. New Francis Oaks owns 100% of the outstanding shares of FDF, and, as a result of the disposition, we no longer own FDF.

We recognized a net after-tax gain of approximately $147,000 from the sale transaction during the second quarter of 2012, which represents the excess of the sale price over the book value of the assets sold.

We determined that the disposition of FDF met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. Financial information for the discontinued operation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Oilfield Services	$6,346,711	$18,870,732	$24,077,027	$35,402,830
Drilling Fluids	1,256,211	2,606,938	3,576,111	4,626,742

Total revenues	7,602,922	21,477,670	27,653,138	40,029,572
Expenses
Cost of goods sold - drilling fluids	546,706	957,616	1,325,674	1,468,316
Depreciation and amortization	853,147	2,188,054	3,126,243	4,319,753
Selling, general, and administrative expenses	6,943,512	16,907,263	24,605,436	32,984,233
(Gain) loss on sale of assets	11,960	37,208	75,692	(27,654)
Interest expense	558,045	950,771	1,687,504	1,958,586
Change in fair value of derivative liabilities	—	(12,460,000)	4,267,000	1,325,174
Accretion of preferred stock liability	356,313	943,182	1,299,495	1,886,364
Other	(1,456)	4,035	(5,878)	17,700

Total expenses	9,268,227	9,528,129	36,381,166	43,932,472

Income (loss) before income taxes	$(1,665,305)	$11,949,541	$(8,728,028)	$(3,902,900)

NOTE 12. SEGMENT INFORMATION

Our primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements. Our two reportable operating segments are oil and gas exploration and professional staffing services. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and NGLs. The energy staffing segment consists of our Petro Staffing Group business, which is a full-service staffing agency providing the energy marketplace with temporary and full-time professionals. The oilfield services segment, which consisted solely of the operations of FDF, was disposed of on May 4, 2012, and is no longer reflected within segment information.

The following tables present selected financial information of our operating segments for the three and six months ended June 30, 2012 and 2011. Information presented below as “Corporate, Other, and Intersegment Eliminations” includes results from operating activities that are not considered operating segments, as well as corporate and certain financing activities.

For the three months ended June 30, 2012, we had three customers that accounted for more than 10% of our total consolidated revenues at a rate of 55%, 29%, and 10% respectively. For the six months ended June 30, 2012, we had three customers that accounted for more than 10% of our total consolidated revenues at a rate of 54%, 16%, and 12% respectively.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
As of June 30, 2012:
Current Assets	$1,721,935	$2,526	$871,679	$2,596,140
Restricted cash	—	—	6,250,048	6,250,048
Property, plant, and equipment, net	403,625	—	4,874	408,499
Deferred financing cost	—	—	532,159	532,159
Other assets	9,296	—	—	9,296

Total assets	$2,134,856	$2,526	$7,658,760	$9,796,142

Current liabilities	$1,687,101	$—	$1,819,000	$3,506,101
Long-term debt	33,837	—	189,381	223,218
Derivative liabilities	—	—	16,300	16,300
Deferred income taxes	1,702	—	—	1,702
Stockholder’s equity	412,216	2,526	5,634,079	6,048,821

Total liabilities and stockholder’s deficit	$2,134,856	$2,526	$7,658,760	$9,796,142

Additions to long-lived assets	$365,642	$—	$—	$365,642

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
Three Months Ended June 30, 2012:
Revenues:
Land services	$1,204,106	$—	$—	$1,204,106
Oil & gas sales	11,994	—	—	11,994
Staffing services	—	2,903	—	2,903

Total Revenues	1,216,100	2,903	—	1,219,003

Expenses and other, net:
Lease operating expenses	31,762	—	—	31,762
Depreciation, depletion, and amortization	5,996	—	281	6,277
Selling, general and administrative expenses	84,251	110,085	336,639	530,975
Change in fair value of derivative liabilities	—	—	16,300	16,300
Interest and dividend income	—	—	(1,184)	(1,184)
Interest expense	24,745	—	115,974	140,719

Total expenses and other, net	146,754	110,085	468,010	724,849

Income (loss) before income taxes	1,069,346	(107,182)	(468,010)	494,154
Income tax benefit	—	—	229,871	229,871

Income (loss) from continuing operations	$1,069,346	$(107,182)	$(238,139)	$724,025

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
Six Months Ended June 30, 2012:
Revenues:
Land services	$2,154,216	$—	$—	$2,154,216
Oil & gas sales	24,424	—	—	24,424
Staffing services	—	2,903	—	2,903

Total Revenues	2,178,640	2,903	—	2,181,543

Expenses and other, net:
Lease operating expenses	38,328	—	—	38,328
Depreciation, depletion, and amortization	24,051	—	562	24,613
Selling, general and administrative expenses	99,418	135,170	800,625	1,035,213
Change in fair value of derivative liabilities	—	—	16,300	16,300
Interest and dividend income	—	—	(1,184)	(1,184)
Interest expense	55,033	—	264,567	319,600

Total expenses and other, net	216,830	135,170	1,080,870	1,432,870

Income (loss) before income taxes	1,961,810	(132,267)	(1,080,870)	748,673
Income tax benefit (provision)	(9,547)	—	395,338	385,791

Income (loss) from continuing operations	$1,952,263	$(132,267)	$(685,532)	$1,134,464

NOTE 13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the six months ended June 30, 2012 and 2011:

	2012	2011
Supplemental disclosures of cash flow information:
Total cash paid for interest	$247,895	$673,988

Total cash paid for taxes	$—	$1,386,262

Cash paid for interest — related party	$5,100	$4,815

Supplemental disclosure of non-cash information:
Exchange of 12% debentures for common stock	$—	$114,999

Issuance of derivative liability	$—	$118,440

Treasury Shares received	$2,732,342	$—

Shares issued to retire debt	$33,000	$—

Dividend declared	$258,539	$267,530

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Overview

NYTEX Energy Holdings, Inc. is an energy development and energy services company. Our strategy is to enhance value for our shareholders through the development of a well-balanced portfolio of natural resource-based assets at discounted acquisition and development costs. Further, we may acquire oilfield service companies at below-market acquisition prices that complements our portfolio of natural resource-based assets and leverages the inherent synergies across the energy industry.

We are an energy holding company consisting of two operating segments:

Oil and Gas -	consisting of our wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company concentrating on the acquisition and development of oil and natural gas reserves; and

Energy Staffing -	consisting of our 80%-owned subsidiary, Petro Staffing Group, LLC, (“PSG”), a full-service staffing agency formed in March 2012 providing the energy marketplace with temporary and full-time professionals. PSG sources, evaluates, and delivers quality candidates to address the demand for personnel within the oil & gas industry.

NYTEX Energy Holdings, Inc. and subsidiaries are collectively referred to herein as “NYTEX Energy,” “we,” “us,” “our,” “its,” and the “Company”.

Oil and Gas

NYTEX Petroleum, Inc. is an exploration and production company focusing on early stage development of minor oil and gas resource plays.

With our recent increased focus on the acquisition, development, and resale of oil and gas leasehold properties in Texas, we have acquired overriding and/or working interests in nearly 54,000 leasehold acres in Young, Jack, Palo Pinto, Throckmorton, and Stephens Counties of Texas. We believe these plays can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies.

Operating and Financial Highlights

•	During the second quarter of 2012, we acquired an average 1% overriding royalty interest (ORRI) in approximately 28,200 leasehold acres in North Texas.

•

For the six months ended June 30, 2012, we acquired an average 8.5% working interest in approximately 7,500 leasehold acres in North Texas and an average 1% ORRI in approximately 35,800 leasehold acres in North Texas.

•	Since 2011, we have acquired an average 11.4% working interest in approximately 22, 900 leasehold acres in North Texas.

•

Revenues from land services increased 26% during the second quarter of 2012 to $1,200,861 compared to $950,110 for the first quarter of 2012. Land services revenues consist of fees generated from analyzing land and mineral title reports, leasehold title analysis and reports, land title run sheets, sourcing, negotiating and acquiring leases, document preparation and performing title curative functions.

•	Income from continuing operations was $494,154 for the second quarter ended June 30, 2012 and was $748,673 for the six months ended June 30, 2012.

•	Adjusted EBITDA was $657,450 and $1,109,186 for the three and six months ended June 30, 2012, compared to $(1,463,272) and $(3,572,647) for the same periods in the prior year.

•

Subsequent to the disposition of FDF, during the second quarter of 2012, we redeemed the outstanding 9% and 12% convertible debentures in full, thereby reducing our interest costs by approximately $30,000 per month as well as eliminating the potential dilutive impact of approximately 1.9 million common shares.

Discontinued Operations - Oilfield Services

Disposition of FDF

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

(ii) (A) the Company caused the release of the $1,800,000 of Escrowed Cash (as defined in the Escrow Agreement, dated as of November 23, 2010, by and among Acquisition Inc., Bryan Francis and The F&M Bank & Trust Company (the “Francis Escrow Agreement”)) then being held in escrow pursuant to the Francis Escrow Agreement, in accordance with the terms of the Francis Escrow Agreement, and (B) Michael G. Francis transferred and assigned back to the Company 625,000 shares of common stock of the Company (“NYTEX Common Stock”) then owned by Michael G. Francis and originally issued to him pursuant to the Membership Interest Purchase Agreement, dated as of November 23, 2010 (the “Francis Purchase Agreement”), and then being held in escrow pursuant to the Francis Escrow Agreement;

(iii) (A) Michael G. Francis transferred and assigned back to the Company all of the remaining 2,197,063 shares of NYTEX Common Stock then owned by him and originally issued to him pursuant to the Francis Purchase Agreement, and such shares were cancelled, and (B) Bryan Francis transferred and assigned back to the Company all of the 381,607 shares of NYTEX Common Stock originally issued to him pursuant to the Francis Purchase Agreement, as well as all of the 27,225 shares of NYTEX Common Stock issued to him in connection with his employment by FDF;

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

Results of Operations

Selected Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Financial Results
Revenues - Land Lease	$1,204,106	$54,065	$2,154,216	$130,490
Revenues - Oil and Gas sales	11,994	212,881	24,424	291,226
Revenues - Staffing	2,903	—	2,903	—

Total revenues	1,219,003	266,946	2,181,543	421,716
Total operating expenses	569,014	1,739,030	1,098,154	3,960,513
Total other (income) expense	155,835	(595,133)	334,716	(1,301,619)

Income (loss) before income taxes	494,154	(876,951)	748,673	(2,237,178)
Income tax provision	229,871	506,892	385,791	1,461,485

Income (loss) from continuing operations	$724,025	$(370,059)	$1,134,464	$(775,693)

Operating Results
Adjusted EBITDA - Oil and Gas	$1,100,087	(2)	$2,040,894	(2)
Adjusted EBITDA - Staffing Services	(107,182)	(2)	(132,267)	(2)
Adjusted EBITDA - Corporate and Intersegment Eliminations	(335,455)	(2)	(799,441)	(2)

Consolidated Adjusted EBITDA(1)	$657,450	$(1,463,272)	$1,109,186	$(3,496,733)

(1)

See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.

(2)	Due to the disposition of FDF, the Company operated as a single segment for the three and six months ended June 30, 2011.

Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

On May 4, 2012, our subsidiary, FDF, was sold to an unaffiliated third party and is accounted for as a discontinued operation. As a result, all financial information included in this report including information contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read and considered in such context.

Revenues. Revenues from continuing operations increased over the prior year period for the three and six months ended June 30, 2012. This is represented by the increase in land services revenue of $1,146,796 and $2,020,481 for the three and six months respectively. The increase in land services revenue is directly related to increased activity in the purchase and sale of oil and gas leasehold properties in Texas. Our land services provide focused project management for companies looking to acquire and build positions in lease plays throughout North and West Texas. From generating land and mineral title reports, leasehold title analysis and reports, and land title run sheets to sourcing, negotiating and acquiring leases, document preparation, and performing title curative functions. We anticipate revenues from land services and oil & gas sales to increase over time as we continue to focus on opportunities in recently discovered resource plays in Texas.

Oil & gas lease operating expenses. Lease operating expenses from continuing operations increased $12,682 for the three months ended June 30, 2012 compared to the prior three months ended June 30, 2011. The change is due to an overall increase during the quarter related to drilling activity on wells in which we have a working interest. The lease operating expenses from continuing operations decreased $18,516 for the six months June 30, 2012 compared to the six months ended June 30, 2011. The decrease is due principally to general reduction in drilling activities during 2011, which has carried over to the first quarter of 2012.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization (“DD&A”) from continuing operations decreased over the prior period primarily as a result of certain long-lived assets that became fully depreciated during 2011.

Selling, general, and administrative expenses. Selling, general, and administrative (“SG&A”) expenses from continuing operations decreased for the three and six months ended June 30, 2012 compared to the prior year three and six months ended June 30, 2011, due principally to a decrease in consulting services and legal fees. SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, fuel, and insurance costs.

Litigation loss on settlement. The litigation loss on settlement for the six months ended June 30, 2011 is a result of the settlement of two lawsuits related to the Panhandle Field Producing Property. In exchange for the release of all claims to these two suits by the plaintiffs, concurrent with entering into a Compromise Settlement Agreement and Release of All Claims, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the six months ended June 30, 2011. There was no such activity for the six months ended June 30, 2012.

Interest expense. Interest expense associated with continuing operations decreased for the three and six months ended June 30, 2012 compared to the prior year period due to (i) a general reduction in the outstanding principal balances of our outstanding debt, and (ii) in June 2012, an early redemption of the 9% and 12% convertible debentures.

Change in fair value of derivative liabilities. The increase in the current period as compared to the prior period ended June 30, 2011, is due to the change in value of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock, which are deemed to be derivative liabilities. For the three and six months ended June 30, 2012, the fair value of the derivative liability related to continuing operations increased by an aggregate of $16,300. We recognize changes in the fair values in the consolidated statements of operations.

Income tax benefit. Income tax benefit for the three and six months ended June 30, 2012 of $229,871 and $385,791 respectively is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.

Adjusted EBITDA

To assess the continuing operating results of our segments, our chief operating decision maker analyzes net income (loss) before income taxes, interest expense, DD&A, impairments, gains or losses resulting from the sale of assets or resolution of commercial disputes, changes in fair value attributable to derivative liabilities, and discontinued operations (“Adjusted EBITDA”). Our definition of Adjusted EBITDA, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to our financing methods or capital structure. Similarly, DD&A and impairments are excluded from Adjusted EBITDA as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. In addition, changes in fair value attributable to derivative liabilities and the accretion of preferred stock liability are excluded from Adjusted EBITDA since these unrealized (gains) losses are not considered to be a measure of asset-operating performance. Management believes that the presentation of Adjusted EBITDA provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

Adjusted EBITDA, as we define it, may not be comparable to similarly titled measures used by other companies. Therefore, our consolidated Adjusted EBITDA should be considered in conjunction with net income (loss) and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes certain items that affect net income (loss) and net cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDA to consolidated net income (loss) to common stockholders as reported on our consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of Adjusted EBITDA to GAAP Net Income (Loss):
Net income (loss)	$274,697	$11,393,791	$(6,293,314)	$(5,406,593)
Discontinued operations	449,328	(11,763,850)	7,427,778	4,630,900
Income tax benefit	(229,871)	(506,892)	(385,791)	(1,461,485)
Interest expense	140,719	175,229	319,600	388,027
DD&A	6,277	8,710	24,613	41,678
Change in fair value of derivative liabilities	16,300	(770,260)	16,300	(1,689,260)

Consolidated Adjusted EBITDA	$657,450	$(1,463,272)	$1,109,186	$(3,496,733)

Liquidity and Capital Resources

Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets. Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements. As of June 30, 2012, we have a cash and investment balance of $2,089,530 that we expect to utilize, along with cash flow from operations, to provide capital to support the growth of our business, service our debt, and for general working capital requirements.

On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000. The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014. The line of credit is secured by our marketable securities. We pay no fee for the unused portion of the revolving line of credit. The revolving line of credit remains undrawn as of the date of this report.

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under our remaining debt obligations and dividends payable under the Series A Convertible Preferred stock. As a result of the transactions associated with the Merger Agreement, we have satisfied all of our obligations under the WayPoint Purchase Agreement and Senior Facility. Management has also implemented plans to improve liquidity through cash flows generated from the development of new business initiatives within the oil & gas segment as well as the initiation of our new temporary staffing and permanent placement venture, and improvements to results from existing operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

Cash Flows

The following table summarizes our cash flows and has been derived from our unaudited financial statements for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Cash flow provided by operating activities	$3,670,602	$2,325,535
Cash flow provided by (used in) investing activities	4,201,445	(2,824,490)
Cash flow provided by (used in) financing activities	(6,293,381)	352,935

Net increase (decrease) in cash and cash equivalents	1,578,666	(146,020)
Beginning cash and cash equivalents	10,817	209,498

Ending cash and cash equivalents	$1,589,483	$63,478

Cash flows from operating activities increased for the six months ended June 30, 2012 by $1,345,067 compared to cash flows from operating activities for the six months ended June 30, 2011. This was mainly due to cash inflows for deposits held in trust of approximately $966,000 related to funds received from third-party investors acquiring interests in certain oil and gas wells. In addition, we incurred an increase in accounts receivable of approximately $3.9 million principally related to our discontinued operation offset by cash outflows related to the reduction of accounts payable of approximately $2.9 million.

Cash flows provided by investing activities for the six months ended June 30, 2012 were $4,201,445 compared to cash used of $2,824,290 for the six months ended June 30, 2011. The change primarily represents cash inflows of $11.7 million from the disposition of FDF on May 4, 2012. These inflows were offset by cash outflows of $6.25 million related to the creation of an escrow account accounted for as restricted cash in connection with the disposition of FDF plus the purchase of marketable securities of $500,000 and investments in oil and gas properties totaling approximately $365,000.

Cash flows used in financing activities were $6,293,382 for the six months ended June 30, 2012 compared to cash provided by financing activities of $352,935 for the six months ended June 30, 2011. For the six months ended June 30, 2012, we redeemed the 12% and 9% convertible debentures totaling $3.2 million. In addition, in connection with the disposition of FDF, the Senior Facility was paid in full. For the six months ended June 30, 2011, the financing activity consisted primarily of borrowings on notes payable, which was offset by repayment of financing arrangements and the issuance of warrants related to the PPM. In addition, during the six months ended June 30, 2011, we received proceeds totaling $369,470 from the sale of additional shares of the Series A Convertible Preferred Stock. We also received proceeds totaling $936,000 from the issuance of 9% convertible debentures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. Except as discussed below, there have been no significant changes in our critical accounting estimates during the first six months of 2012.

Marketable Securities

We determine the appropriate classification of our investments in marketable securities at the time of acquisition and reevaluate such determinations at each balance sheet date. Marketable securities are classified as held to maturity when we have the positive intent and ability to hold securities to maturity. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with the unrealized gains and losses recognized in earnings. Marketable securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in shareholders’ equity. We have classified all of our marketable securities as available for sale. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

We review our marketable securities on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. We consider several factors including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated entity, and other factors, in our review. If we determine that an other-than-temporary decline exists in a marketable security, we write down the investment to its market value and record the related write-down as an investment loss in our Consolidated Statement of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information is not required under Regulation S-K for “smaller reporting companies.”

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012.

Remediation and Changes in Internal Controls

We developed and are in the process of implementing remediation plans to address our material weaknesses as reported in our Form 10-K for the year ended December 31, 2011. In the six months ended June 30, 2012, the following specific remedial actions have been put in place:

•	Engaged a third-party accounting firm to assist us in tax accounting and reporting and to support and assist in the execution of our remediation plans.

As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the consolidated financial statements as of and for the three and six months ended June 30, 2012, fairly present in all material respects the financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, there have not been any other changes in our internal control over financial reporting in the six months ended June 30, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2012, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations. In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.

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

Our business model has substantially changed as a result of the sale of FDF.

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

Our historical financial results are not indicative of future results as a result of the sale of FDF.

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

The continuation of our business is dependent upon us raising additional financial support and maintaining profitable operations. In addition, the sale of FDF has a significant impact on our operations and our ability to continue as a going concern. If we should fail to continue as a going concern, you may lose all or a part of the value of your entire investment in us.

Due to the uncertainty of our ability to meet our current operating expenses and the defaults under our loan agreements noted above, (which have been subsequently addressed), in their report on the annual financial statements for the years ended December 31, 2011 and 2010, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. This “going concern” opinion could impair our ability to access certain types of financing or may prevent us from obtaining financing.

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

Subsequent to the disposition of FDF, our outstanding indebtedness includes two secured equipment loans, a related party loan, and the Francis Promissory Note. In addition, we are obligated to accrue dividends payable on our Series A Preferred Stock. We currently do not have the funds available to satisfy these obligations.

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

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements, including the cash requirements that may be due under our Preferred Stock if we are unable to restructure the terms of the Series A Convertible Preferred Stock. However, management has implemented plans to improve liquidity through slowing or stopping certain planned capital expenditures, through the sale of selected assets deemed unnecessary to our business, and improvements to results from operations. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. We cannot assure you that any additional equity sales or financing will be available in amounts or on terms acceptable to us, if at all. The sale of additional equity securities would result in additional dilution to our stockholders and, depending on the amount of securities sold, could result in a significant reduction of your percentage interest in us. The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financing covenants that would further restrict our operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

Our business strategy includes growth through the acquisitions of other businesses. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. This strategy may require external financing, which we may not be able to secure at all, or on favorable conditions.

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

Our results of operations depend on our ability to acquire properties with adequate reserves which produce results.

Our future operations depend on our ability to find, develop, or acquire oil and natural gas reserves that are economically producible. In general, properties produce oil and natural gas at a declining rate over time. In order to maintain production rates, we must locate and develop or acquire new oil and natural gas reserves to replace those being depleted by production. In addition, competition for oil and natural gas properties is intense and many of our competitors have financial, technical, human, and other resources needed to evaluate and integrate acquisitions that are substantially greater than ours. Without successful drilling or acquisition activities, our reserves and production will decline over time.

In the event we do complete an acquisition, its successful impact on our business will depend on a number of factors, many of which are beyond our control. These factors include the purchase price, future oil and natural gas prices, the ability to reasonably estimate or assess the recoverable volumes of reserves, rates of future production and future net revenues attainable from reserves, future operating and capital costs, results of future exploration, exploitation and development activities on the acquired properties, and future abandonment and possible future environmental or other liabilities. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, actual future production rates, and associated costs and potential liabilities with respect to prospective acquisition targets. Actual results may vary substantially from those assumed in the estimates. A customary review of subject properties will not necessarily reveal all existing or potential problems.

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties if they have substantially different operating and geological characteristics or are in different geographic locations than our existing properties. To the extent acquired properties are substantially different than our existing properties, our ability to efficiently realize the expected economic benefits of such transactions may be limited.

Our property acquisitions may not be worth what we paid due to uncertainties in evaluating recoverable reserves and other expected benefits, as well as potential liabilities.

Successful property acquisitions require an assessment of a number of factors sometimes beyond our control. These factors include exploration potential, future crude oil and natural gas prices, operating costs, and potential environmental and other liabilities. These assessments are not precise and their accuracy is inherently uncertain.

In connection with our acquisitions, we typically perform a customary review of the acquired properties that will not necessarily reveal all existing or potential problems and may not allow us to fully assess the potential deficiencies of a property.

In addition, significant acquisitions can change the nature of our operations and business if the acquired properties have substantially different operating and geological characteristics or are in different geographic locations than our existing properties. To the extent acquired properties are substantially different than our existing properties, our ability to efficiently realize the expected economic benefits of such acquisitions may be limited.

Integrating acquired properties and businesses involves a number of other special risks, including the risk that management may be distracted from normal business concerns by the need to integrate operations and systems as well as retain and assimilate additional employees. Therefore, we may not be able to realize all of the anticipated benefits of any acquisitions.

Exploration and development drilling may not result in commercially producible reserves.

Crude oil and natural gas drilling and production activities are subject to numerous risks, including the risk that no commercially producible oil or natural gas will be found. The cost of drilling and completing wells is often uncertain, and oil and natural gas drilling and production activities may be shortened, delayed, or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

•	unexpected drilling conditions;

•	title problems;

•	disputes with owners or holders of surface interests on or near areas where we operate;

•	pressure or geologic irregularities in formations;

•	engineering and construction delays;

•	equipment failures or accidents;

•	compliance with environmental and other governmental requirements; and

•	shortages or delays in the availability of, or increases in the cost of, drilling rigs and crews, equipment, pipe, chemicals, water and other drilling supplies.

The prevailing prices for crude oil and natural gas affect the cost of and the demand for drilling rigs, completion and production equipment, and other related services. However, changes in costs may not occur simultaneously with corresponding changes in commodity prices. The availability of drilling rigs can vary significantly from region to region at any particular time. Although land drilling rigs can be moved from one region to another in response to changes in levels of demand, an undersupply of rigs in any region may result in drilling delays and higher drilling costs for the rigs that are available in that region. In addition, the recent economic and financial downturn has adversely affected the financial condition of some drilling contractors, which may constrain the availability of drilling services in some areas.

We may elect to conduct drilling operations and such operations may not be productive.

If we determine to drill wells, the wells we drill may not be productive and we may not recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well if oil or natural gas is present, or whether they can be produced economically. The cost of drilling, completing, and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Drilling activities can result in dry holes or wells that are productive but do not produce sufficient net revenues after operating and other costs to cover initial drilling and completion costs.

Any future drilling activities may not be successful. Our overall drilling success rate or our drilling success rate within a particular area may decline. In addition, we may not be able to obtain any options or lease rights in potential drilling locations that we identify. Although we have identified numerous potential drilling locations, we may not be able to economically produce oil or natural gas from all of them.

Another significant risk inherent in any drilling plan is the need to obtain drilling permits from state, local, and other governmental authorities. Delays in obtaining regulatory approvals and drilling permits, including delays that jeopardize our ability to realize the potential benefits from leased properties within the applicable lease periods, the failure to obtain a drilling permit for a well, or the receipt of a permit with unreasonable conditions or costs could have a materially adverse effect on our ability to explore on or develop our properties.

Our success depends on key members of our management, the loss of any of whom could disrupt our business operations.

We depend to a large extent on the services of some of our executive officers. The loss of the services of Michael K. Galvis, our President and Chief Executive Officer or other key personnel could disrupt our operations. Although we have entered into employment agreements with Mr. Galvis and certain other executive officers that contain, among other provisions, non-compete agreements, we may not be able to retain the executives past the terms of their employment agreements or enforce the non-compete provisions in the employment agreements. As part of the disposition of FDF in May 2012, the employment agreements with Michael Francis and Bryan Francis were terminated and they, along with Jude Gregory, a former FDF officer, exchanged mutual releases with us.

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

Risk factors relating to an investment in our securities

The issuance of shares of Common Stock upon conversion of the Series A Preferred Stock, as well as upon exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

If the market price per share of our Common Stock at the time of conversion of our Series A Preferred Stock and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these derivative securities, conversion or exercise of these derivative securities would have a dilutive effect on our Common Stock.

As of June 30, 2012, we had outstanding (i) 5,761,028 shares of Series A Preferred Stock which are convertible into an aggregate of 5,761,028 shares of our Common Stock at $1.00 per share, and (ii) warrants to purchase 1,291,000 shares of our Common Stock at an exercise price of $2.00 per share of our Common Stock.

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

Our Common Stock is thinly-traded. You may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

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

We have a total of 200,000,000 shares of Common Stock authorized for issuance. As of June 30, 2012, we had 172,512,277 shares of Common Stock available for issuance. We have reserved 1,356,667 shares for conversion of our 12% convertible debentures, 5,761,028 shares for conversion of our Series A Preferred Stock, and 1,331,095 shares for issuance upon the exercise of outstanding warrants held by these security holders. Subsequent to the Merger Agreement, we have also reserved approximately 17,000 shares of Common Stock in connection with stock grants to our employees. Additionally, our wholly-owned subsidiary NYTEX Petroleum, has issued debentures convertible into 586,507 shares of our Common Stock if fully converted. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Furthermore, the book value per share of our Common Stock may be reduced.

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

Proposed Restructuring of Series A Convertible Preferred Stock

As previously reported on Forms 8-K filed on June 1, 2012 and June 29, 2012, we announced that we are exploring the possible restructuring of certain of the terms and conditions of our outstanding shares of Series A Preferred Stock, including, among other things, restructuring the currently accrued and unpaid dividends with respect to the Series A Preferred Stock. We also announced that, after carefully considering such a restructuring, our Board of Directors determined it to be advisable and in the best interests of the Company and our stockholders to amend certain of the terms of the Series A Preferred Stock and certain of the terms of the warrants to purchase Common Stock originally issued by the Company in connection with the original issuance of the Series A Preferred Stock (the “Series A Warrants”), substantially on the principal terms described below (such amendments are collectively referred to herein as the “Restructuring”), and to seek the requisite approval of our stockholders and the holders of the Series A Warrants, and to take all other actions necessary or appropriate, in order to effectuate the Restructuring. There can be no assurance that we will successfully complete any Restructuring or, if completed, the eventual terms or timing of completion of such Restructuring.

Proposed Amendments to the Series A Preferred Stock

In connection with the proposed Restructuring, the terms of the Series A Preferred Stock would be amended as follows:

Dividends

•

The 9% dividend currently payable with respect to the shares of Series A Preferred Stock would cease to accrue as of June 15, 2012 (the “Termination Date”) and, thereafter, no dividends would be payable with respect to the Series A Preferred Stock unless declared by the Board.

•

In exchange for all accrued and unpaid dividends as of the Termination Date (which total an aggregate of approximately $767,570 (or approximately $0.1332 per share)), each holder of Series A Preferred Stock (the “Series A Holders”) as of the record date that would be set by the Board would be issued shares of Common Stock at a rate of one (1) share of Common Stock for each $1.00 of accrued and unpaid dividends due such holder (collectively, the “Dividend Common Shares”). As a result, the Company would issue an aggregate of approximately 767,570 Dividend Common Shares to the Series A Holders.

Liquidation Preference

•

Currently, in the event of the Company’s liquidation, dissolution or winding up (a “Liquidation”), the Series A Holders are entitled to be paid out of the Company’s assets available therefor an amount in cash equal to $1.50 per share of Series A Preferred Stock (the “Base Liquidation Amount”), plus all accrued and unpaid dividends. As part of the Restructuring, the Base Liquidation Amount would be reduced from $1.50 to $1.00 per share (i.e., the initial per share purchase price of the Series A Preferred Stock).

•

In consideration for reducing the Base Liquidation Amount by $0.50 per share, each Series A Holder as of the record date that would be set by the Board would be issued shares of Common Stock at a rate of 0.42735 shares of Common Stock for each share of Series A Preferred Stock held by them (collectively, the “Liquidation Adjustment Common Shares”). As a result, the Company would issue an aggregate of approximately 2,461,978 Liquidation Adjustment Common Shares to the Series A Holders.

•

Currently, at the election of the holders of a majority of the then outstanding shares of Series A Preferred Stock, certain consolidations, mergers and other business combinations involving the Company, as well as the sale of all or substantially all of its assets and a transfer of more than fifty percent (50%) of the voting power of the Company, may be deemed to be a Liquidation (a “Deemed Liquidation”). As part of the Restructuring, the right of the Series A Holders to declare a Deemed Liquidation would be eliminated.

Right of Redemption

•

At any time following the effective date of the Restructuring and subject to the existing notice provisions, the Company would have the right to redeem any or all of the outstanding shares of Series A Preferred Stock at its original purchase price of $1.00 per share, with any partial redemptions applied pro rata among all Series A Holders.

•

The Company would be required to redeem outstanding shares of Series A Preferred Stock, from time to time, upon any release to the Company or the Company’s wholly-owned subsidiary, NYTEX FDF Acquisition, Inc. (“FDF Acquisition”), of any portion of the $6,250,000 in cash currently being held in the post-closing escrow fund in connection with the sale by FDF Acquisition of Francis Drilling Fluid Services, Ltd. on May 4, 2012 (the “Released Escrow Funds”), which mandatory redemption would be made by the Company out of funds legally available therefor to the extent of 100% of the amount of the Released Escrow Funds that are released at that time (each, a “Mandatory Redemption”). Each Mandatory Redemption would be applied pro rata among all Series A Holders.

Anti-Dilution

•

Currently, if during the two-year period ending on February 9, 2013, the Company issues any equity securities with a Common Stock equivalent purchase price of less than the then-applicable per-share conversion price of the Series A Preferred Stock (currently $1.00 per share), the conversion price of the Series A Preferred Stock will be decreased to such effective price (the “Full-Ratchet Anti-Dilution

Provision”). In addition, currently, the foregoing anti-dilution protection becomes a “weighted average” anti-dilution provision following such two-year period. As part of the Restructuring, the Full-Ratchet Anti-Dilution Provision would be eliminated and “weighted average” anti-dilution protection would be in effect. In addition, the Company’s issuance of the Dividend Common Shares and the Liquidation Adjustment Common Shares in connection with the Restructuring would be treated as excluded issuances, which would not result in any adjustment to the conversion price of the Series A Preferred Stock.

Proposed Amendments to the Series A Warrants

In connection with the proposed Restructuring, the terms of the Series A Warrants would be amended as follows:

Anti-Dilution

•

Currently, the Series A Warrants contain a Full-Ratchet Anti-Dilution Provision for a two-year period following their date of issuance, with respect to any issuances by the Company of any equity securities with a Common Stock equivalent purchase price of less than the then-applicable per-share exercise price of the Series A Warrants (currently $2.00 per share). In addition, currently, the foregoing anti-dilution protection becomes a “weighted average” anti-dilution provision following such two-year period. As part of the Restructuring, the Full-Ratchet Anti-Dilution Provision would be eliminated and “weighted average” anti-dilution protection would be in effect. In addition, the Company’s issuance of the Dividend Common Shares and the Liquidation Adjustment Common Shares in connection with the Restructuring would be treated as excluded issuances, which would not result in any adjustment to the exercise price or the number of shares that may be purchased upon exercise of the Series A Warrants.

Proposed Restructuring Fee

As part of the Restructuring, the Company would pay to the Series A Holders as of the record date that would be set by the Board a restructuring fee in an amount equal to three quarters of one percent (0.0075%) of the original $1.00 per share purchase price of the Series A Preferred Stock (i.e., $0.0075 per share; the “Restructuring Fee”), based on the total number of shares of Series A Preferred Stock outstanding on June 15, 2012. The Restructuring Fee would be payable to the Series A Holders on a pro rata basis promptly following the effective date of the Restructuring. On June 15, 2012, the Company had outstanding an aggregate of 5,761,028 shares of Preferred Stock, resulting in an aggregate Restructuring Fee of approximately $43,208 that would be payable to the Series A Holders in connection with the Restructuring.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYTEX Energy Holdings, Inc.

By:	/s/ Michael K. Galvis
Michael K. Galvis
President and Chief Executive Officer

August 14, 2012

EXHIBIT INDEX

Exhibit	Document

2.1	Agreement and Plan of Merger, dated as of May 4, 2012, by and among FDF Resources Holdings LLC, New Francis Oaks, LLC and NYTEX FDF Acquisition, Inc. (filed as Exhibit 2.1 to the Registrant’s Form 8-K filed May 10, 2012 and incorporated herein by reference)

3.1	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

3.2	Bylaws of Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

4.1	Amended and Restated Certificate of Designation in respect of Senior Series A Redeemable Preferred Stock (filed as Exhibit 10.9 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2	Amended and Restated Certificate of Designation in respect of Senior Series B Redeemable Preferred Stock (filed as Exhibit 10.10 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

10.1	Escrow Agreement, dated as of May 4, 2012, by and among FDF Resources Holdings LLC, NYTEX FDF Acquisition, Inc. and The Bank of New York Mellon Trust Company, N.A., as Escrow Agent (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2012 and incorporated herein by reference)

10.2	Omnibus Agreement, entered into as of May 4, 2012, by and among NYTEX Energy Holdings, Inc., NYTEX Petroleum, Inc., WayPoint Capital Partners, LLC, WayPoint NYTEX, LLC, NYTEX FDF Acquisition, Inc., New Francis Oaks, LLC, Francis Drilling Fluids, Ltd., and FDF-Cessna 210 N6542U, Inc. (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2012 and incorporated herein by reference)

10.3	Settlement Agreement, entered into as of May 4, 2012, by and among NYTEX Energy Holdings, Inc., NYTEX Petroleum, Inc., WayPoint Capital Partners, LLC, WayPoint Nytex, LLC, NYTEX FDF Acquisition, Inc., New Francis Oaks, LLC, Francis Drilling Fluids, Ltd., FDF-Cessna 210 N6542U, Inc., Michael G. Francis and Bryan Francis (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed May 10, 2012 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith
***	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.