Form 10-Q
period 2012-09-30
NYTEX Energy Holdings, Inc.
filed 2012-11-06
CIK 1475899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the registrant had 26,653,158 shares of common stock outstanding.

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

PART I

Item 1.  Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,056,060	$72
Accounts receivable, net	2,335,128	77,159
Marketable securities	511,280	—
Prepaid expenses and other	14,550	31,632
Deferred tax asset, net	1,702	—
Assets from discontinued operations	—	80,733,006
Total current assets	4,918,720	80,841,869

Restricted cash	6,250,205	—
Property and equipment, net	421,368	66,112
Deferred financing costs	—	1,023,269
Deposits and other	9,296	9,296

Total assets	$11,599,589	$81,940,546

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,196,454	$1,330,121
Deposits held in trust	3,158,650	—
Revenues payable	162,702	7,700
Wells in progress	89,237	502,106
Debt - current portion	155,022	2,577,484
Liabilities from discontinued operations	—	60,179,495
Total current liabilities	4,762,065	64,596,906

Other liabilities:
Debt	288,266	1,445,935
Derivative liabilities	3,070	2,740
Deferred tax liabilities	1,702	662,297

Total liabilities	5,055,103	66,707,878

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, Series A convertible, $0.001 par value; 10,000,000 shares authorized; 5,763,869 and 5,761,028 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5,764	5,761
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,652,749 issued and 23,421,854 outstanding at September 30, 2012 and 27,467,723 shares issued and outstanding at December 31, 2011	27,653	27,468
Additional paid-in capital	27,234,399	25,974,600
Treasury stock, at cost: 4,230,895 and no shares at September 30, 2012 and December 31, 2011, respectively	(2,732,342)	—
Accumulated deficit	(17,948,728)	(10,775,161)
Accumulated other comprehensive income	9,349	—
Total stockholders’ equity	6,596,095	15,232,668

Non-controlling interest	(51,609)	—

Total equity	6,544,486	15,232,668

Total liabilities and stockholders’ equity	$11,599,589	$81,940,546

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Land services	$864,882	$140,674	$3,015,853	$271,164
Oil and gas sales	54,026	40,796	78,450	332,022
Staffing services	11,120	—	14,023	—
Other	1,640	—	4,885	—
Total revenues	931,668	181,470	3,113,211	603,186

Operating expenses:
Oil & gas lease operating expenses	39,214	9,313	77,542	66,157
Depreciation, depletion, and amortization	4,789	6,122	29,402	47,800
Selling, general, and administrative expenses	946,893	779,800	1,982,106	3,671,722
Loss on litigation settlement	—	—	—	965,065
(Gain) loss on sale of assets, net	(419,834)	—	(419,834)	5,004
Total operating expenses	571,062	795,235	1,669,216	4,755,748

Income (loss) from operations	360,606	(613,765)	1,443,995	(4,152,562)

Other income (expense):
Interest and dividend income	4,022	843	5,206	1,229
Interest expense	(15,714)	(213,259)	(335,314)	(601,286)
Change in fair value of derivative liabilities	13,230	1,301	(3,070)	1,690,561
Total other income (expense)	1,538	(211,115)	(333,178)	1,090,504

Income (loss) from continuing operations before income taxes	362,144	(824,880)	1,110,817	(3,062,058)
Income tax benefit (provision)	(118,018)	—	267,773	—

Income (loss) from continuing operations	244,126	(824,880)	1,378,590	(3,062,058)
Discontinued Operations
Loss from discontinued operations, before taxes	—	(1,329,141)	(8,728,028)	(5,232,041)
Loss on sale of discontinued operation	(811,895)	—	(665,017)	—
Income tax benefit	279,736	693,321	1,433,108	1,426,806
Loss from discontinued operations	(532,159)	(635,820)	(7,959,937)	(3,805,235)

Net loss	(288,033)	(1,460,700)	(6,581,347)	(6,867,293)
Non-controlling interest	25,156	—	51,609	—
Net loss attributable to NYTEX Energy Holdings, Inc.	(262,877)	(1,460,700)	(6,529,738)	(6,867,293)
Preferred stock dividends	(385,290)	(131,906)	(643,829)	(399,436)

Net loss to common stockholders	$(648,167)	$(1,592,606)	$(7,173,567)	$(7,266,729)

Basic earnings per share:
Earnings (loss) from continuing operations	$0.01	$(0.03)	$0.05	$(0.12)
Earnings (loss) from discontinued operations	$(0.02)	$(0.02)	$(0.31)	$(0.14)
Net income (loss)	$(0.01)	$(0.05)	$(0.26)	$(0.26)

Net income (loss) attributable to common stockholders	$(0.03)	$(0.06)	$(0.28)	$(0.28)

Diluted earnings per share:
Earnings (loss) from continuing operations	$0.01	$(0.03)	$0.06	$(0.12)
Earnings (loss) from discontinued operations	$(0.02)	$(0.02)	$(0.31)	$(0.14)
Net income (loss)	$(0.01)	$(0.05)	$(0.25)	$(0.26)

Net income (loss) attributable to common stockholders	$0.01	$(0.06)	$(0.23)	$(0.28)

Weighted average shares outstanding
Basic	24,431,299	26,940,633	25,598,110	26,481,719
Diluted	24,841,171	26,940,633	26,012,852	26,481,719

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended Septenber 30,
	2012	2011	2012	2011

Net loss to common stockholders	$(648,167)	$(1,592,606)	$(7,173,567)	$(7,266,729)

Other comprehensive income
Unrealized holding gains on securities available for sale	9,302	—	9,349	—

Other comprehensive income	9,302	—	9,349	—

Comprehensive loss to common stockholders	$(638,865)	$(1,592,606)	$(7,164,218)	$(7,266,729)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

									Accumulated
	Series A Convertible				Additional				Other	Non-
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive	Controlling
	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income	Interest	Total
Balance at December 31, 2010	5,580,000	$5,580	26,219,665	$26,219	$24,750,200	—	$—	$(26,997,299)	$—	$—	$(2,215,300)
Issuance of Series A Convertible Preferred Stock	420,000	420			369,050						369,470
Shares issued for share-based compensation and services			177,417	178	700,498						700,676
Shares issued for debt converted			76,667	77	114,922						114,999
Shares issued for warrants exercised			504,124	504	12,733						13,237
Issuance of warrant derivative					(118,440)						(118,440)
Shares of Preferred Stock issued for warrants exercised	97,523	97			(97)						—
Preferred Stock converted to common shares	(336,495)	(336)	336,495	336							—
Dividend declared								(399,436)			(399,436)
Net loss								(6,867,293)			(6,867,293)

Balance at September 30, 2011	5,761,028	$5,761	27,314,368	$27,314	$25,828,866	—	$—	$(34,264,028)	$—	$—	$(8,402,087)

Balance at December 31, 2011	5,761,028	$5,761	27,467,723	$27,468	$25,974,600	—	$—	$(10,775,161)	$—	$—	$15,232,668

Shares issued for debt			20,000	20	32,980						33,000
Share-based compensation			137,526	138	34,219						34,357
Shares issued for services			27,500	27	61,647						61,674
Shares for warrants exercised	2,841	3			(3)						—
Treasury Shares acquired						4,230,895	(2,732,342)				(2,732,342)
Stock dividend declared on Series A convertible preferred stock to be issued					1,130,956						1,130,956
Comprehensive income (loss):
Unrealized gain on marketable securities									9,349		9,349
Dividends declared								(643,829)			(643,829)
Net loss								(6,529,738)		(51,609)	(6,581,347)
Comprehensive loss to common stockholders											(7,215,827)

Balance at September 30, 2012	5,763,869	$5,764	27,652,749	$27,653	$27,234,399	4,230,895	$(2,732,342)	$(17,948,728)	$9,349	$(51,609)	$6,544,486

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net Loss	$(6,581,347)	$(6,867,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,155,353	6,597,544
Bad debt expense	59,906	159,213
Share-based compensation	96,031	700,676
Deferred income taxes	(1,700,881)	(1,555,649)
Accretion of discount on asset retirement obligations	—	(50,078)
Amortization of debt discount	45,334	134,121
Amortization of deferred financing fees	163,127	297,364
Accretion of Senior Series A redeemable preferred stock liability	1,299,495	2,829,545
Change in fair value of derivative liabilities	4,270,070	(355,387)
Loss on litigation settlement	—	965,065
Gain on sale of assets, net	(344,142)	(16,878)
Loss on disposal of discontinued operations	665,017	—
Change in working capital:
Accounts receivable	(243,355)	(3,796,871)
Inventories	(219,055)	(111,487)
Prepaid expenses and other	1,518,032	(1,587,510)
Accounts payable and accrued expenses	(1,235,518)	3,138,829
Deposits held in trust	3,127,786	—
Other liabilities	155,002	68,181

Net cash provided by operating activities	4,230,855	549,385

Cash flows from investing activities:
Additions to property and equipment	(358,037)	(4,997,362)
Proceeds from sale of property and equipment	23,000	1,298,679
Investments in oil and gas properties	(389,618)	—
Disposition of FDF	11,653,786	—
Restricted cash	(6,250,205)	—
Purchase of marketable securities	(501,931)	—

Net cash provided by (used in) investing activities	4,176,995	(3,698,683)

Cash flows from financing activities:
Redemption of convertible debentures	(3,208,014)	—
Proceeds from the issuance of common stock and warrants	—	12,500
Proceeds from the issuance of Series A convertible preferred stock	—	369,470
Proceeds from the issuance of 9% convertible debentures	—	936,000
Borrowings under senior facility	29,345,714	63,120,440
Payments under senior facility	(31,112,386)	(63,401,026)
Borrowings under notes payable	303,051	3,883,773
Payments on notes payable	(1,690,972)	(1,918,150)

Net cash provided by (used in) financing activities	(6,362,607)	3,003,007

Net increase (decrease) in cash and cash equivalents	2,045,243	(146,291)
Cash and cash equivalents at beginning of period	10,817	209,498

Cash and cash equivalents at end of period	$2,056,060	$63,207

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.  NATURE OF BUSINESS

NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with operations centralized in two subsidiaries, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), a wholly-owned exploration and production company engaged in the acquisition, development, and production of oil and natural gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs, and Petro Staffing Group, LLC, (“PSG”), a full-service staffing agency formed in March 2012 providing the energy marketplace with temporary and full-time professionals.  PSG sources, evaluates, and delivers quality candidates to address the demand for personnel within the oil & gas industry.  NYTEX Energy owns 80% of PSG resulting in a non-controlling interest.

Prior to May 4, 2012, NYTEX Energy, through its wholly-owned subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), owned a 100% membership interest in New Francis Oaks, LLC (“New Francis Oaks”) and its wholly-owned operating subsidiary, Francis Drilling Fluids, Ltd. (“Francis Drilling Fluids,” or “FDF” and, together with New Francis Oaks, the “Francis Group”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry.    On May 4, 2012, certain subsidiaries of ours entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an unaffiliated third party, FDF Resources Holdings LLC (the “Purchaser”).  Pursuant to the Merger Agreement, New Francis Oaks was merged into the Purchaser and, as a result, FDF is now owned by an unaffiliated third party.  See below for further discussion.

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

The total consideration for the Merger paid by the Purchaser on the Closing Date was $62,500,000 (the “Merger Proceeds”).  After: (i) an adjustment to the amount of the Merger Proceeds based upon the level of estimated working capital of the Francis Group on the Closing Date; (ii) the payment or provision for payment of all indebtedness of the Francis Group on the Closing Date; (iii) the payment of all indebtedness of Acquisition Inc. on the Closing Date (including under its senior secured credit facility with PNC Bank; (iv) the payment of the Put Payment Amount (as defined below) due to WayPoint Nytex, LLC (“WayPoint”) under the WayPoint Purchase Agreement (as defined below); (v) the payment of all transaction expenses relating to the Merger; (vi) the payment to the Company of $812,500 of accrued management fees and $110,279 of expense reimbursement due and payable to the Company under the Management Services Agreement, dated November 23, 2010, between the Company and FDF (the “Management Agreement”); (vii) the payment of certain transaction bonuses payable to certain FDF employees; and (viii) the Purchaser’s delivery of $6,250,000 of the Merger Proceeds (the “Escrow Fund”) to The Bank of New York Mellon Trust Company, N.A., as escrow agent, to be held in escrow under the Escrow Agreement (as defined below) and reported as restricted cash on the accompanying consolidated balance sheet at September 30, 2012, Acquisition Inc. received on the Closing Date remaining cash transaction proceeds in the amount of approximately $4,481,000.  The Merger Agreement provides that, to the extent that the final amount of working capital of the Francis Group on the Closing Date is greater than the estimated amount of working capital, as determined under the Merger Agreement, the Purchaser will pay to Acquisition Inc. the amount of such working capital surplus, provided that, pursuant to the Omnibus Agreement (as defined below), WayPoint is entitled to receive 87.5% of any such working capital surplus payment.  To the extent that the final amount of working capital of the Francis Group on the Closing Date is less than the estimated amount of working capital, Acquisition Inc. will pay to the Purchaser the amount of such working capital deficit, which payment will be made out of the Escrow Fund, provided that, pursuant to the Omnibus Agreement, WayPoint is obligated to pay to Acquisition Inc. 87.5% of the amount of any such working capital deficit.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

In connection with the consummation of the Merger, we entered into an Omnibus Agreement (the “Omnibus Agreement”) with WayPoint and the Francis Group.  The Omnibus Agreement became effective upon the consummation of the Merger.

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

(ii)           (A) the Company caused the release of the $1,800,000 of  Escrowed Cash (as defined in the Escrow Agreement, dated as of November 23, 2010, by and among Acquisition Inc., Bryan Francis and The F&M Bank &

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Trust Company (the “Francis Escrow Agreement”)) then being held in escrow pursuant to the Francis Escrow Agreement, in accordance with the terms of the Francis Escrow Agreement, and (B) Michael G. Francis transferred and assigned back to the Company 625,000 shares of common stock of the Company then owned by Michael G. Francis and originally issued to him pursuant to the Membership Interest Purchase Agreement, dated as of November 23, 2010 (the “Francis Purchase Agreement”), and then being held in escrow pursuant to the Francis Escrow Agreement;

(iii)          (A) Michael G. Francis transferred and assigned back to the Company all of the remaining 2,197,063 shares of common stock then owned by him and originally issued to him pursuant to the Francis Purchase Agreement, and (B) Bryan Francis transferred and assigned back to the Company all of the 381,607 shares of common stock originally issued to him pursuant to the Francis Purchase Agreement, as well as all of the 27,225 shares of NYTEX Common Stock issued to him in connection with his employment by FDF;

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

The interim financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.  The consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

NOTE 3.  DERIVATIVE LIABILITIES

At September 30, 2012, we had one derivative on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock.  The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock include an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share.  Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At September 30, 2012 and December 31, 2011, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $3,070 and $0, respectively.

Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three months ended September 30, 2012 and 2011, and are not taxable or deductible for income tax purposes.

NOTE 4.  DEBT

A summary of our outstanding debt obligations as of September 30, 2012 and December 31, 2011 is presented as follows:

	September 30, 2012	December 31, 2011
18% Demand Note due November 2011	$—	$244,000
6% Related Party Loan due September 2012	—	138,000
12% Convertible Debentures due October 2012	—	2,032,501
9% Convertible Debentures due February 2014	—	1,173,013
Revolving Line of Credit due July 2014	108,355	—
Francis Promissory Note (non-interest bearing) due October 2015	316,159	385,824
7.5% Secured Equipment Loan due February 2016	—	27,781
7.5% Secured Equipment Loan due March 2016	18,774	22,300

Total debt	443,288	4,023,419
Less: current maturities	(155,022)	(2,577,484)

Total long-term debt	$288,266	$1,445,935

Carrying values in the table above include net unamortized debt discount of $171,341 and $216,676 as of September 30, 2012 and December 31, 2011, respectively, which is amortized to interest expense over the terms of the related debt.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Francis Promissory Note

In connection with the FDF acquisition, on November 23, 2010, we entered into a promissory note payable to a former interest holder of FDF (“Francis Promissory Note”) in the face amount of $750,000.  The Francis Promissory Note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015.  At September 30, 2012 and December 31, 2011, we have recorded the Francis Promissory Note as a discounted debt of $316,159 and $385,824 respectively, using an imputed interest rate of 9%.

Related Party Loan

In September 2012, we paid in full, the outstanding balance due on the 6% Related Party loan.  During the nine months ended September 30, 2012 and 2011, interest expense related to the 6% Related Party Loan totaled $5,233 and $5,625, respectively.

Other Loans

On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014.   Payments of interest only are payable monthly with any outstanding principal and interest due in full, at maturity.  The revolving line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit nor are there any prepayment penalties.  In September 2012, we drew $108,355 from the revolving line of credit, primarily to pay in full, the 6% Related Party Loan.  At September 30, 2012, amounts available under the revolving line of credit were $216,645.

In July 2012, we disposed of a company-owned automobile that secured the 7.5% secured equipment loan due February 2016 and paid in full, the outstanding balance due under the loan.  We are no longer obligated under such loan.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under a non-cancelable operating lease which provides for minimum annual rentals.  At September 30, 2012, future minimum obligations under this lease agreement are as follows:

September 1, 2012 - December 31, 2012	$19,829
2013	80,234
2014	81,583
2015	71,791
2016	58,283
Thereafter	—
$311,720

Total lease rental expense related to continuing operations for the nine months ended September 30, 2012 and 2011 was $58,745 and $39,727 respectively.  Included in discontinued operations for the nine months ended September 30, 2012 and 2011 is $1,585,140 and $1,669,979, respectively, of lease rental expense related to the FDF operations.

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

NOTE 6.  STOCKHOLDERS’ EQUITY

The authorized capital of NYTEX Energy consists of 200 million shares of common stock, par value $0.001 per share; 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share; and one share of Series B

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Preferred Stock, par value $0.001 per share.  The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.  Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.  For the three and nine months ended September 30, 2012, we did not issue any shares of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.   The outstanding Series B Preferred Stock was cancelled as of May 4, 2012 in connection with the disposition of FDF.

Restructuring of Series A Convertible Preferred Stock

On August 31, 2012, NYTEX’s Amended and Restated Certificate of Designation in respect of the Series A Convertible Preferred Stock was approved by written consent of the holders of a majority of the total outstanding voting power of NYTEX’s voting securities (the “Restructuring”).  On September 12, 2012, we commenced mailing to all holders of the Company’s common stock and Series A Convertible Preferred Stock, a definitive information statement related to NYTEX’s Amended and Restated Certificate of Designation.   On October 2, 2012 (“Effective Date”), we filed the Amended and Restated Certificate of Designation with the Secretary of State of the State of Delaware.  The Amended and Restated Certificate of Designation amended the terms of our Series A Convertible Preferred Stock as follows:

(i)                The 9% dividend payable with respect to the shares of Series A Convertible Preferred Stock ceased to accrue effective as of June 15, 2012 (the “Termination Date”) and, thereafter, no dividends will be payable with respect to such shares unless declared by the Company’s board of directors;

(ii)     In exchange for all accrued and unpaid dividends as of the Termination Date, each holder of Series A Convertible Preferred Stock (a “Series A Holder”), as of the record date of July 24, 2012 (the “Record Date”), was issued shares of our common stock at a rate of one (1) share of our common stock for each $1.00 of accrued and unpaid dividends due such holder (collectively, the “Dividend Common Shares”). As a result, in October 2012 the Company issued an aggregate of approximately 768,090 Dividend Common Shares to the Series A Holders;

(iii)   The original terms of the Series A Convertible Preferred Stock also provided for a liquidation preference of $1.50 per share which would have been payable on a liquidation event involving the Company.   As part of the Restructuring and in consideration for reducing the liquidation preference to $1.00 per share and eliminating the right to declare a deemed liquidation event, in October 2012 the Company issued to the Series A Holders, as of the Record Date, shares of our common stock at a rate of 0.42735 shares for each share of Series A Preferred held by them, or an aggregate of approximately 2,463,214 common shares (the “Liquidation Adjustment Common Shares”);

(iv)           As part of the Restructuring, in October 2012 we paid to the Series A Holders as of the Record Date, a restructuring fee in the amount of 0.0075% of the original $1.00 per share purchase price of the Series A Convertible Preferred Stock, with such fee totaling approximately $43,230; and

(v)              At any time following the Effective Date of the Restructuring, the Company has the right to redeem any or all of the outstanding shares of Series A Convertible Preferred Stock at the original purchase price of $1.00 per share.  Further, the Company is required to redeem outstanding shares of Series A Convertible Preferred Stock, from time-to-time, upon any release to the Company of any portion of the $6,250,205 currently being held in the post-closing escrow fund (reported as restricted cash on the accompanying balance sheet at September 30, 2012) in connection with the sale of FDF on May 4, 2012, which mandatory redemption would be made by the Company out of funds legally available therefor to the extent of 100% of the amount of funds released at that time.  Each redemption would be applied pro rata among all Series A Holders.

In October 2012, we issued the Dividend Common Shares and Liquidation Adjustment Common Shares to the Series A Holders along with the payment of the restructuring fee were recognized as a charge to retained earnings as a dividend and a reduction to earnings available to common shareholders for the period ended September 30, 2012.  Accordingly, at September 30, 2012, the Series A Convertible Preferred Stock was carried as permanent equity.  Subsequent to the Effective Date, the Series A Convertible Preferred Stock will be presented outside of permanent equity as mezzanine equity.

Treasury Stock

As more fully discussed in Note 1, on May 4, 2012, in accordance with the Settlement Agreement effective with the disposition of FDF, we received as an assignment a total of 3,230,895 shares of the Company’s common stock.  On June 5,

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2012, Michael K. Galvis, the Company’s President and Chief Executive Officer, surrendered one million shares of common stock pursuant to an agreement entered into with the Company on November 23, 2010.  All such shares are being held as treasury stock at cost.  In October 2012, 3,231,304 shares were re-issued from treasury to Series A Holders in connection with the Restructuring described above.

Warrants

In connection with the private placement offering of Series A Convertible Preferred Stock, during the nine months ended September 30, 2011, we issued warrants to the holders to purchase up to 126,000 shares of common stock at an exercise price of $2.00 per share.  The warrants may be exercised for a period of three years from the date of grant.  The aggregate fair value of warrants issued during the nine months ended September 30, 2011 was $118,440.  There were no warrants issued during the nine months ended September 30, 2012.

In addition, during the nine months ended September 30, 2011, we issued warrants to purchase up to 16,800 shares of Series A Convertible Preferred Stock to the placement agent of the private placement offering of Series A Convertible Preferred Stock.  The warrants may be exercised for a period of three years from date of grant at an exercise price of $1.00 per share.  The aggregate fair value of these warrants on the date of grant was approximately $15,792 using the Monte Carlo simulation.

For the nine months ended September 30, 2012, we did not issue any shares of common stock related to the exercise of warrants granted in connection with the issuance of Series A Convertible Preferred Stock.  During the first quarter 2012, we extended the exercise dates on these warrants for an additional 24 months from the original effective date of the warrant.

On May 4, 2012, as a condition to the disposition of FDF, the Purchaser and Control Warrants held by WayPoint were forfeited and terminated.

The fair value of our warrants is determined using the Black-Scholes option pricing model and the Monte Carlo simulation.  The expected term of each warrant is estimated based on the contractual term or an expected time-to-liquidity event.  The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility.  The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant.  A summary of warrant activity for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30,
	2012		2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	46,335,949	$0.13	44,061,330	$0.18
Issued	—	—	142,800	1.88
Adjustment for WayPoint Warrant	—	—	3,175,363	0.01
Exercised	(3,600)	1.27	(1,072,968)	1.87
Forfeited or expired	(41,583,659)	0.01	—	—
Outstanding at end of period	4,748,690	$1.18	46,306,525	$0.13

NOTE 7.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, derivative liabilities, and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.  The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date.  Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments.  As of September 30, 2012 and December 31, 2011, we estimate the fair value of our debt to be $443,288 and $4,023,419, respectively.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

As discussed in Notes 3 and 6, we consider certain of our warrants to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets.  We value the derivative liabilities using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs.  The use of valuation techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock.  At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock.  In estimating the fair value, we estimated future volatility by considering the historic volatility of the stock of a selected peer group over a five year period.

For the nine months ended September 30, 2012 and 2011, the fair value of the derivative liabilities from continuing operations increased by an aggregate of $3,070 and $702, respectively.  These amounts were recorded within other income (expense) in the accompanying consolidated statements of operations.

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity.  Realized gains and losses from securities classified as available-for-sale are included in income.  We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs.  As of September 30, 2012, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Fair
Available For Sale	Basis	Gains	Losses	Value
Fixed-income mutual funds	$490,000	$9,349	$—	$499,349
Money-market funds	11,931	—	—	11,931

	$501,931	$9,349	$—	$511,280

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  Realized earnings were $3,865 and $4,595 respectively, for the three and nine months ended September 30, 2012. We did not have any marketable securities during the three and nine month periods ended September 30, 2011.

In accordance with ASC Topic 320, Investments — Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the three and nine months ended September 30, 2012.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2012	Carrying Amount	Level 1	Level 2	Level 3
Marketable securities	$511,280	$511,280	$—	$—
Derivative liabilities	$3,070	$—	$—	$3,070

September 30, 2011	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$702	$—	$—	$702

Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2011	$5,343,000
Change in derivative liabilities	(5,339,930)
Issuance of warrant derivative	—
Balance, September 30, 2012	$3,070

Balance, December 31, 2010	$1,510,000
Change in derivative liabilities	(1,509,298)
Issuance of warrant derivative	—
Balance, September 30, 2011	$702

NOTE 8.  INCOME TAXES

Income tax provision from continuing operations for the three months ended September 30, 2012 was $118,018 and the income tax benefit from continuing operations for the nine months ended September 30, 2012 was $267,773.  The income tax benefit for continuing operations for the three and nine months ended September 30, 2011 was $0.  The change in income tax benefit in the third quarter of 2012, compared to the third quarter of 2011, was primarily the result of the differences in the mix of our pre-tax earnings and losses.  At September 30, 2012, we had deferred income tax assets of $4,275,576 and a valuation allowance of $4,130,071 resulting in an estimated recoverable amount of deferred income tax assets of $145,505.  This reflects a net increase of the valuation allowance of $1,207,984 from the December 31, 2011 balance of $2,922,087.  At September 30, 2012, we had deferred income tax liabilities of $147,207.

The balances of the valuation allowance as of September 30, 2012 and December 31, 2011 were $4,130,071 and $2,922,087, respectively.  The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9.  EARNINGS PER SHARE

Net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  The following table reconciles net loss and common shares outstanding used in the calculations of basic and diluted net loss per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic net income (loss) per share:
Net earnings (loss) from continuing operations	$244,126	$(824,880)	$1,378,590	$(3,062,058)
Net earnings (loss) from discontinued operations	(532,159)	(635,820)	(7,959,937)	(3,805,235)

Net earnings (loss)	$(288,033)	$(1,460,700)	$(6,581,347)	$(6,867,293)
Noncontrolling interest	25,156	—	51,609	—
Attributable to preferred stockholders	(385,290)	(131,906)	(643,829)	(399,436)

Net income (loss) attributable to common stockholders	$(648,167)	$(1,592,606)	$(7,173,567)	$(7,266,729)

Weighted average common shares outstanding, basic	24,431,299	26,940,633	25,598,110	26,481,719

Basic earnings per share:
Continuing operations	$0.01	$(0.03)	$0.05	$(0.12)
Discontinued operations	(0.02)	(0.02)	(0.31)	(0.14)
Net income (loss)	$(0.01)	$(0.05)	$(0.26)	$(0.26)
Net loss attirbutable to noncontrolling interest	0.00	0.00	0.00	0.00
Attributable to preferred shareholders	(0.02)	(0.01)	(0.02)	(0.02)
Net income (loss) attributable to common stockholders	$(0.03)	$(0.06)	$(0.28)	$(0.28)

Diluted net income (loss) per share:
Net earnings (loss) from continuing operations	$244,126	$(824,880)	$1,378,590	$(3,062,058)
Net earnings (loss) from discontinued operations	(532,159)	(635,820)	(7,959,937)	(3,805,235)

Net earnings (loss)	$(288,033)	$(1,460,700)	$(6,581,347)	$(6,867,293)
Noncontrolling interest	25,156	—	51,609	—
Plus: income impact of assumed conversions
Attributable to preferred stockholders	385,290	131,906	643,829	399,436
Convertible debenture interest, net of tax	—	100,121	—	—

Net income (loss) attributable to common stockholders	$122,413	$(1,228,673)	$(5,885,909)	$(6,467,857)

Weighted average common shares outstanding, basic	24,431,299	26,940,633	25,598,110	26,481,719
Plus: incremental shares from assumed conversions
Effect of dilutive warrants	409,872	—	414,742	—
Effect of dilutive convertible preferred stock	—	—	—	—
Effect of dilutive convertible debentures	—	—	—	—

Shares used in calcuating diluted loss per share	24,841,171	26,940,633	26,012,852	26,481,719

Diluted earnings per share:
Continuing operations	$0.01	$(0.03)	$0.06	$(0.12)
Discontinued operations	(0.02)	(0.02)	(0.31)	(0.14)
Net income (loss)	$(0.01)	$(0.05)	$(0.25)	$(0.26)
Net loss attirbutable to noncontrolling interest	0.00	0.00	0.00	0.00
Attributable to preferred shareholders	0.02	(0.01)	0.02	(0.02)
Convertible debenture interest, net of tax	0.00	0.00	0.00	0.00
Net income (loss) attributable to common stockholders	$0.01	$(0.06)	$(0.23)	$(0.28)

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2012, certain common share equivalents were excluded from the calculation of diluted earnings per share as their effect on earnings per share was antidilutive.  These excluded shares totaled 10,089,315 for the three and nine months ended September 30, 2012.  Because a net loss was incurred during the nine months ended September 30, 2011, dilutive instruments including the warrants produce an antidilutive net loss per share result.  These excluded shares totaled 48,440,448 for the nine months ended September 30, 2011.

NOTE 10.  DISCONTINUED OPERATIONS

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

We recognized a net after-tax loss of approximately $665,000 from the sale transaction during the second quarter of 2012, which represents the excess of the sale price over the book value of the assets sold.

We determined that the disposition of FDF met the definition of a discontinued operation.  As a result, this business has been presented as a discontinued operation for all periods.  Financial information for the discontinued operation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 (1)	2011	2012 (1)	2011
Revenues
Oilfield Services	$—	$20,718,655	$24,077,027	$56,121,485
Drilling Fluids	—	2,707,156	3,576,111	7,333,898

Total revenues	—	23,425,811	27,653,138	63,455,383

Expenses	—
Cost of goods sold - drilling fluids	—	679,728	1,325,674	2,148,044
Depreciation and amortization	—	2,229,991	3,126,243	6,549,744
Selling, general, and administrative expenses	—	19,760,009	24,605,436	52,744,242
(Gain) loss on sale of assets	—	5,772	75,692	(21,882)
Interest expense	—	1,162,254	1,687,504	3,120,840
Change in fair value of derivative liabilities	—	10,000	4,267,000	2,829,545
Accretion of preferred stock liability	—	943,182	1,299,495	1,335,174
Other	—	(35,983)	(5,878)	(18,283)

Total expenses	—	24,754,953	36,381,166	68,687,424

Income (loss) before income taxes	$—	$(1,329,142)	$(8,728,028)	$(5,232,041)

(1) Activity for 2012 is through May 4, 2012, the date of the FDF disposition.

NOTE 11.  SEGMENT INFORMATION

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

The following tables present selected financial information of our operating segments for the three and nine months ended September 30, 2012 and 2011.  Information presented below as “Corporate, Other, and Intersegment Eliminations” includes results from operating activities that are not considered operating segments, as well as corporate and certain financing activities.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended September 30, 2012, we had two customers that accounted for more than 10% of our total consolidated revenues at a rate of 39% and 38% respectively. For the nine months ended September 30, 2012, we had one customer that accounted for more than 10% of our total consolidated revenues at a rate of 89%.

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
As of September 30, 2012:
Current Assets	$4,271,573	$5,478	$641,669	$4,918,720
Restricted cash	—	—	6,250,205	6,250,205
Property, plant, and equipment, net	411,988	4,395	4,985	421,368
Other assets	9,296	—	—	9,296
Total assets	$4,692,857	$9,873	$6,896,859	$11,599,589

Current liabilities	$3,467,312	$—	$1,294,753	$4,762,065
Long-term debt	13,752	—	274,514	288,266
Derivative liabilities	—	—	3,070	3,070
Deferred income taxes	1,702	—	—	1,702
Stockholder’s equity	1,210,091	9,873	5,324,522	6,544,486
Total liabilities and stockholder’s deficit	$4,692,857	$9,873	$6,896,859	$11,599,589

Additions to long-lived assets	$389,618	$2,186	$392	$392,196

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
Three Months Ended September 30, 2012:
Revenues:
Land services	$864,882	$—	$—	$864,882
Oil & gas sales	55,666	—	—	55,666
Staffing services	—	11,120	—	11,120
Total Revenues	920,548	11,120	—	931,668

Expenses and other, net:
Lease operating expenses	39,214	—	—	39,214
Depreciation, depletion, and amortization	4,215	292	282	4,789
Selling, general and administrative expenses	110,878	136,604	699,411	946,893
Gain on sale of assets	(419,834)	—	—	(419,834)
Change in fair value of derivative liabilities	—	—	(13,230)	(13,230)
Interest and dividend income	—	—	(4,022)	(4,022)
Interest expense	1,302	—	14,412	15,714
Total expenses and other, net	(264,225)	136,896	696,853	569,524

Income (loss) before income taxes	1,184,773	(125,776)	(696,853)	362,144
Income tax provision	—	—	(118,018)	(118,018)
Income (loss) from continuing operations	$1,184,773	$(125,776)	$(814,871)	$244,126

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
Nine Months Ended September 30, 2012:
Revenues:
Land services	$3,015,853	$—	$—	$3,015,853
Oil & gas sales	83,335	—	—	83,335
Staffing services	—	14,023	—	14,023
Total Revenues	3,099,188	14,023	—	3,113,211

Expenses and other, net:
Lease operating expenses	77,542	—	—	77,542
Depreciation, depletion, and amortization	28,266	292	844	29,402
Selling, general and administrative expenses	210,296	271,774	1,500,036	1,982,106
Gain on sale of assets	(419,834)	—	—	(419,834)
Change in fair value of derivative liabilities	—	—	3,070	3,070
Interest and dividend income	—	—	(5,206)	(5,206)
Interest expense	56,335	—	278,979	335,314
Total expenses and other, net	(47,395)	272,066	1,777,723	2,002,394

Income (loss) before income taxes	3,146,583	(258,043)	(1,777,723)	1,110,817
Income tax benefit (provision)	(9,547)	—	277,320	267,773
Income (loss) from continuing operations	$3,137,036	$(258,043)	$(1,500,403)	$1,378,590

NOTE 12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the nine months ended September 30, 2012 and 2011:

	2012	2011
Supplemental disclosures of cash flow information:
Total cash paid for interest	$250,208	$979,329
Total cash paid for taxes	$—	$1,825,998
Cash paid for interest — related party	$6,598	$4,815

Supplemental disclosure of non-cash information:
Exchange of 12% debentures for common stock	$—	$114,999
Issuance of derivative liability	$—	$118,440
Treasury shares received	$2,732,342	$—
Shares issued to retire debt	$33,000	$—
Dividend declared	$643,829	$399,436

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Overview

NYTEX Energy Holdings, Inc. is an early-stage exploration and production (E&P) company engaged in the acquisition, development, and production of oil and gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs. Our strategy is to enhance value for our shareholders through the development of a well-balanced portfolio of natural resource-based assets at discounted acquisition and development costs.  Further, we may acquire oilfield service companies at below-market acquisition prices that complements our portfolio of natural resource-based assets and leverages the inherent synergies across the energy industry.

We are an energy holding company consisting of two operating segments:

Oil and Gas -                                                                          consisting of our wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an early-stage E&P company engaged in the acquisition, development, and production of oil and gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs; and

Energy Staffing -                                                    consisting of our 80%-owned subsidiary, Petro Staffing Group, LLC, (“PSG”), a full-service staffing agency formed in March 2012 providing the energy marketplace with temporary and full-time professionals.  PSG sources, evaluates, and delivers quality candidates to address the demand for personnel within the oil & gas industry.

NYTEX Energy Holdings, Inc. and subsidiaries are collectively referred to herein as “NYTEX Energy,” “we,” “us,” “our,” “its,” and the “Company”.

Oil and Gas

NYTEX Petroleum, Inc. is an exploration and production company focusing on early-stage development of shale-based, “tight” oil and gas resource plays.

With our recent increased focus on the acquisition, development, and resale of oil and gas leasehold properties in Texas, we have acquired overriding and/or working interests in approximately 90,000 leasehold acres in Young, Jack, Palo Pinto, Throckmorton, and Stephens Counties of Texas.  We believe these plays can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies.  We also hold acreage positions totaling approximately 1,300 acres for future development along with interests in nine producing oil and gas wells.

Operating and Financial Highlights

•                  During the third quarter of 2012, we acquired an average 1% overriding royalty interest (ORRI) in approximately 30,000 leasehold acres in North Texas.

•                  For the nine months ended September 30, 2012, we have acquired an average 8.5% working interest in approximately 7,600 leasehold acres in North Texas and an average 1% ORRI in approximately 68,000 leasehold acres in North Texas.

•                  Since 2011, we have acquired an average 11.4% working interest in approximately 22,900 leasehold acres in North Texas.

•                  We currently hold leasehold ownership in approximately 1,300 acres with 32 drilling locations.

•                  During the third quarter, we substantially completed the restructuring of our Series A Convertible Preferred Stock, eliminating accrued cash dividends of $767,570 as well as the future cash obligation of a 9% cumulative preferred dividend of approximately $520,000 annually.

•                  For the third quarter of 2012, revenues from oil and gas sales increased 350% to $54,026 as compared to the second quarter of 2012 as we completed the first of six 5,500’ vertical Marble Falls wells at an initial rate of 75 barrels of oil per day and 1.8 million cubic feet of high btu, liquids rich gas per day.  We have an average 9.8% net revenues interest in the six wells that have been drilled to-date.  We expect to complete the remaining five wells during the fourth quarter.

•                  Revenues from land services were down 28% to $864,882 during the third quarter of 2012 compared to $1,200,861 for the second quarter of 2012.   Land services revenues consist of fees generated from analyzing land and mineral title reports, leasehold title analysis and reports, land title run sheets, sourcing, negotiating and acquiring leases, document preparation and performing title curative functions.

•                  Income from continuing operations was $1,378,590 for the nine months ended September 30, 2012.  We incurred a income from continuing operations of $244,126 for the three months ended September 30, 2012.

Discontinued Operations - Oilfield Services

Disposition of FDF

As more fully reported on Form 8-K on May 10, 2012, on May 4, 2012, (the “Closing Date”), Acquisition Inc., together with New Francis Oaks, LLC, a Delaware limited liability company (“New Francis Oaks”, formerly Francis Oaks, LLC ) and a wholly-owned subsidiary of Acquisition Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an unaffiliated third party, FDF Resources Holdings LLC, a Delaware limited liability company (the “Purchaser”).  Pursuant to the terms of the Merger Agreement, New Francis Oaks merged with and into the Purchaser, and the Purchaser continued as the surviving entity after the merger (the “Disposition” or the “Merger”).  New Francis Oaks owns 100% of the outstanding shares of Francis Drilling Fluids, Ltd. (“FDF” and together with New Francis Oaks, the “Francis Group”), and, as a result of the Disposition, we no longer own FDF.

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

In the Omnibus Agreement, the Company, WayPoint, and the Francis Group also agreed to mutual releases from and to each other, and their related parties, relating to facts existing on or before the Closing Date that relate to the Merger, the WayPoint Purchase Agreement, the related documents, and the relations among the parties.  The releases also covered claims that any of the parties could assert against any employees of Acquisition Inc., New Francis Oaks, FDF and related parties (the “FDF Group”).  In addition, the parties agreed that WayPoint would bear 87.5% of any post-closing working capital deficit under the Merger Agreement and WayPoint would receive 87.5% of any post-closing working capital surplus under the Merger Agreement.

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

(ii)                                  (A) the Company caused the release of the $1,800,000 of Escrowed Cash (as defined in the Escrow Agreement, dated as of November 23, 2010, by and among Acquisition Inc., Bryan Francis and The F&M Bank & Trust Company (the “Francis Escrow Agreement”)) then being held in escrow pursuant to the Francis Escrow Agreement, in accordance with the terms of the Francis Escrow Agreement, and (B) Michael G. Francis transferred and assigned back to the Company 625,000 shares of common stock of the Company then owned by Michael G. Francis and originally issued to him pursuant to the Membership Interest Purchase Agreement, dated as of November 23, 2010 (the “Francis Purchase Agreement”), and then being held in escrow pursuant to the Francis Escrow Agreement;

(iii)                               (A) Michael G. Francis transferred and assigned back to the Company all of the remaining 2,197,063 shares of common stock then owned by him and originally issued to him pursuant to the Francis Purchase Agreement, and such shares were cancelled, and (B) Bryan Francis transferred and assigned back to the Company all of the 381,607 shares of common stock originally issued to him pursuant to the Francis Purchase Agreement, as well as all of the 27,225 shares of common stock issued to him in connection with his employment by FDF;

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

Results of Operations

Selected Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Financial Results
Reveneus - Land Lease	$864,882	$140,674		$3,015,853	$271,164
Revenues - Oil and Gas sales	55,666	40,796		83,335	332,022
Revenues - Staffing	11,120	—		14,023	—

Total revenues	931,668	181,470		3,113,211	603,186

Total operating expenses	571,062	795,235		1,669,216	4,755,748
Total other (income) expense	(1,538)	211,115		333,178	(1,090,504)

Income (loss) before income taxes	362,144	(824,880)		1,110,817	(3,062,058)
Income tax provision	(118,018)	—		267,773	—

Income (loss) from continuing operations	$244,126	$(824,880)		$1,378,590	$(3,062,058)

Operating Results
Adjusted EBITDA - Oil and Gas	$770,456		(2)	$2,811,350		(2)
Adjusted EBITDA - Staffing Services	(125,484)		(2)	(257,751)		(2)
Adjusted EBITDA - Corporate and Intersegment Eliminations	(695,389)		(2)	(1,494,830)		(2)

Consolidated Adjusted EBITDA(1)	$(50,417)	$(606,800)		$1,058,769	$(4,098,529)

(1)See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.

(2)Due to the disposition of FDF, the Company operated as a single segment for the three and nine months ended September 30, 2011.

Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

On May 4, 2012, our subsidiary, FDF, was sold to an unaffiliated third party and is accounted for as a discontinued operation.  As a result, all financial information included in this report including information contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read and considered in such context.

Revenues.  Revenues from continuing operations increased for the three and nine months ended September 30, 2012 compared to the prior year period. Revenues from land services increased nearly 515% to $864,882 for the three months ended September 30, 2012 compared to $140,674 for the three months ended September 30, 2011.  Similarly, for the nine months ended September 30, 2012, revenues from land services increased more than a 1,000% to $3,015,853 compared to $271,164 for the same period in the prior year. The increase in land services revenue is directly related to our focus on the purchase and sale of oil and gas leasehold properties in North Texas.  Our land services provide focused project management for companies looking to acquire and build positions in lease plays throughout North and West Texas.  From generating land and mineral title reports, leasehold title analysis and reports, and land title run sheets to sourcing, negotiating and acquiring leases, document preparation, and performing title curative functions. We anticipate revenues from land services and oil & gas sales to increase over time as we continue to focus on opportunities in recently discovered resource plays in Texas.

Revenues from oil and gas sales increased 32% to $54,026 for the three months ended September 30, 2012, compared to $40,796 for the three months ended September 30, 2011.  The increase in oil and gas revenue is related to the continued growth of our oil and gas business as we seek to actively participate in oil and gas drilling projects in the lease plays we have identified throughout North Texas.  The decrease in oil and gas revenues for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is due to the disposition of the Panhandle Field Producing Property in May 2011.

We recognized $11,120 of revenue from our Energy Staffing business for the three months ended September 30, 2012 and $14,023 of revenue for the nine months ended September 30, 2012.  The Energy Staffing business was created in March 2012.  We expect revenues from staffing services to increase as our backlog of unfilled permanent placement opportunities continues to build and we place qualified candidates.

Oil & gas lease operating expenses.  Lease operating expenses from continuing operations increased $29,901 and $11,385 for the three and nine months ended September 30, 2012 compared to the prior three and nine months ended September 30, 2011.  The change is due to an overall increase related to drilling activity on wells in which we have a working interest.

Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) from continuing operations decreased over the prior period primarily as a result of certain long-lived assets that became fully depreciated during 2011.

Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses from continuing operations increased for the three months ended September 30, 2012 compared to the prior year three months ended September 30, 2011.  This increase was due to an overall increase in audit and accounting expenses as well as an increase in payroll related costs due in part to the growth in personnel within the Energy Staffing business.  SG&A expenses from continuing operations decreased for the nine months ended September 30, 2012 compared to the prior year nine months ended September 30, 2011, due principally to a decrease in consulting services and legal fees.  SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, and insurance costs.

Litigation loss on settlement.  The litigation loss on settlement for the nine months ended September 30, 2011 is a result of the settlement of two lawsuits related to the Panhandle Field Producing Property.  In exchange for the release of all claims to these two suits by the plaintiffs, concurrent with entering into a Compromise Settlement Agreement and Release of All Claims, the Company entered into a Purchase and Sale Agreement whereby the Company sold its entire interest in the Panhandle Field Producing Property to the plaintiffs for the purchase price of $782,000, resulting in a loss on litigation settlement totaling $965,065 for the nine months ended September 30, 2011.  There was no such activity for the nine months ended September 30, 2012.

Gain on disposal of assets.  For the three and nine months ended September 30, 2012, we recognized a gain of $412,869 related to the sale of certain carried working interests in Marble Falls wells in North Texas.

Interest expense.  Interest expense associated with continuing operations decreased for the three and nine months ended September 30, 2012 compared to the prior year period due to (i) a general reduction in the outstanding principal balances of our outstanding debt, and (ii) in June 2012, an early redemption of the 9% and 12% convertible debentures.

Change in fair value of derivative liabilities.  For the three months ended September 30, 2012, the fair value of the derivative liability related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock decreased by an aggregate of $13,230. For the nine months ended September 30, 2012, the fair value of the derivative liability increased by an aggregate of $3,070.  We recognize changes in the fair value of the derivative in the consolidated statements of operations.

Income tax benefit.  The income tax provision from continuing operations for the three months ended September 30, 2012 of $118,018 and income tax benefit from continuing operations for the nine months ended September 30, 2012 of $267,773 is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.  The provision of $118,018 for the three months ended September 30, 2012 is due to limitations placed on our ability to fully offset taxable income by available net operating loss carryforwards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of Adjusted EBITDA to GAAP Net Income (Loss):
Net income (loss)	$(288,033)	$(1,460,700)	$(6,581,347)	$(6,867,293)
Discontinued operations	532,159	635,820	7,959,937	3,805,235
Income tax provision (benefit)	118,018	—	(267,773)	—
Interest expense	15,714	213,259	335,314	601,286
DD&A	4,789	6,122	29,402	47,800
(Gain) loss on sale of asset	(419,834)	—	(419,834)	5,004
Change in fair value of derivative liabilities	(13,230)	(1,301)	3,070	(1,690,561)

Consolidated Adjusted EBITDA	$(50,417)	$(606,800)	$1,058,769	$(4,098,529)

Liquidity and Capital Resources

Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of September 30, 2012, we have cash and marketable securities less the cash portion of deposits held in trust totaling $1,112,581 that we have available, along with cash flow from operations, to provide capital to support the growth of our business, service our debt, and for general working capital requirements.

On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014.  The line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit.  At September 30, 2012 and as of the date of this report, amounts available under the revolving line of credit were $216,645.

Restructuring of Series A Convertible Preferred Stock

On August 31, 2012, NYTEX’s Amended and Restated Certificate of Designation in respect of the Series A Convertible Preferred Stock was approved by written consent of the holders of a majority of the total outstanding voting power of NYTEX’s voting securities (the “Restructuring”).  On September 12, 2012, we commenced mailing to all holders of the Company’s common stock and Series A Convertible Preferred Stock, a definitive information statement related to NYTEX’s Amended and Restated Certificate of Designation.  On October 2, 2012 (“Effective Date”), we filed the Amended and Restated Certificate of Designation with the Secretary of State of the State of Delaware.  Upon the filing of the Amended and Restated Certificate of Designation, the original Certificate of Designation was amended, among other things, as follows:

(i)     The 9% dividend payable with respect to the shares of Series A Convertible Preferred Stock ceased to accrue effective as of June 15, 2012 (the “Termination Date”) and, thereafter, no dividends will be payable with respect to such shares unless declared by the Company’s board of directors;

(ii)     In exchange for all accrued and unpaid dividends as of the Termination Date, each holder of Series A Convertible Preferred Stock (a “Series A Holder”), as of the record date of July 24, 2012 (the “Record Date”), was issued shares of NYTEX common stock at a rate of one (1) share of NYTEX common stock for each $1.00 of accrued and unpaid dividends due such holder (collectively, the “Dividend Common

Shares”). As a result, in October 2012 the Company issued an aggregate of approximately 768,090 Dividend Common Shares to the Series A Holders;

(iii)   The original terms of the Series A Convertible Preferred Stock also provided for a liquidation preference of $1.50 per share which would have been payable on a deemed liquidation event involving the Company.  As part of the Restructuring and in consideration for eliminating the liquidation preference, in October 2012 the Company issued to the Series A Holders, as of the Record Date, shares of NYTEX common stock at a rate of 0.42735 shares for each share of Series A Preferred held by them, or an aggregate of approximately 2,463,214 NYTEX common shares (the “Liquidation Adjustment Common Shares”);

(iv)           As part of the Restructuring, in October 2012 we paid to the Series A Holders as of the Record Date, a restructuring fee in the amount of 0.0075% of the original $1.00 per share purchase price of the Series A Convertible Preferred Stock, with such fee totaling approximately $43,230; and

(v)              At any time following the Effective Date of the Restructuring, the Company has the right to redeem any or all of the outstanding shares of Series A Convertible Preferred Stock at its original purchase price of $1.00 per share.  Further, the Company is required to redeem outstanding shares of Series A Convertible Preferred Stock, from time-to-time, upon any release to the Company any portion of the $6,250,000 in cash currently being held in the post-closing escrow fund (reported as restricted cash on the accompanying balance sheet at September 30, 2012) in connection with the sale of FDF on May 4, 2012, which mandatory redemption would be made by the Company out of funds legally available therefor to the extent of 100% of the amount of funds released at that time.  Each redemption would be applied pro rata among all Series A Holders.

In October 2012, we issued the Dividend Common Shares and Liquidation Adjustment Common Shares to the Series A Holders along with the payment of the restructuring fee were recognized as a charge to retained earnings as a dividend and a reduction to earnings available to common shareholders for the period ended September 30, 2012.  Accordingly, at September 30, 2012, the Series A Convertible Preferred Stock was carried as permanent equity.  Subsequent to the Effective Date, the Series A Convertible Preferred Stock will be presented outside of permanent equity as mezzanine equity.

Cash Flows

The following table summarizes our cash flows and has been derived from our unaudited financial statements for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
Cash flow provided by operating activities	$4,230,855	$549,385
Cash flow provided by (used in) investing activities	4,176,995	(3,698,683)
Cash flow provided by (used in) financing activities	(6,362,607)	3,003,007

Net increase (decrease) in cash and cash equivalents	2,045,243	(146,291)
Beginning cash and cash equivalents	10,817	209,498

Ending cash and cash equivalents	$2,056,060	$63,207

Cash flows from operating activities increased for the nine months ended September 30, 2012 by $3,681,470 compared to cash flows from operating activities for the nine months ended September 30, 2011. This increase was mainly due to cash inflows from the collection of accounts receivable of $3.6 million, which is offset by cash outflows related to the reduction of accounts payable and accrued expenses of approximately $4.4 million.  We also had an increase in cash inflows from deposits held in trust of approximately $3.1 million related to funds received from third-parties to acquire interests in certain oil and gas wells.

Cash flows provided by investing activities for the nine months ended September 30, 2012 were $4,176,995 compared to cash used of $3,698,683 for the nine months ended September 30, 2011.  The change primarily represents cash inflows of $11.7 million from the disposition of FDF on May 4, 2012.  These inflows were offset by cash outflows of $6.25 million related to the creation of an escrow account accounted for as restricted cash in connection with the disposition of FDF plus the purchase of marketable securities of $501,931 and investments in oil and gas properties totaling $389,618.

Cash flows used in financing activities were $6,362,607 for the nine months ended September 30, 2012 compared to cash provided by financing activities of $3,003,007 for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, we redeemed the 12% and 9% convertible debentures totaling $3.2 million. In addition, in connection with the disposition of FDF, the Senior Facility was paid in full.  Also, in September 2012, we paid in full, the outstanding balance due on the 6% Related Party loan.  For the nine months ended September 30, 2011, the financing activity consisted primarily of borrowings on notes payable, which was offset by repayment of financing arrangements and the issuance of warrants related to the private placement offering of our Series A Convertible Preferred Stock.  In addition, during the nine months ended September 30, 2011, we received proceeds totaling $369,470 from the sale of additional shares of the Series A Convertible Preferred Stock and $936,000 from the issuance of the 9% convertible debentures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  Except as discussed below, there have been no significant changes in our critical accounting estimates during the first nine months of 2012.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012.

Remediation and Changes in Internal Controls

We developed and are in the process of implementing remediation plans to address our material weaknesses as reported in our Form 10-K for the year ended December 31, 2011.  In the nine months ended September 30, 2012, the following specific remedial actions have been put in place:

•                  Engaged a third-party accounting firm to assist us in tax accounting and reporting and to support and assist in the execution of our remediation plans.

As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the consolidated financial statements as of and for the three and nine months ended September 30, 2012, fairly present in all material respects the financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, there have not been any other changes in our internal control over financial reporting in the nine months ended September 30, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1.  Legal Proceedings

At September 30, 2012, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations.  In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.

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

Due to the uncertainty of our ability to meet our current operating expenses and the defaults under our loan agreements noted above, (which defaults have been subsequently addressed), in their report on the annual financial statements for the years ended December 31, 2011and 2010, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern.  This “going concern” opinion could impair our ability to access certain types of financing or may prevent us from obtaining financing.

Our continuation as a going concern is dependent upon our attaining and maintaining profitable operations, and raising additional capital.  The issuance of additional equity securities by us could result in a substantial dilution in the equity interests of our current stockholders. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Our indebtedness and other payment obligations could restrict our operations and make us more vulnerable to adverse economic conditions.

Subsequent to the disposition of FDF, our outstanding indebtedness includes one secured equipment loan, a revolving line of credit, and the Francis Promissory Note.

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

We may need additional capital to pursue future strategic plans, and the sale of additional shares or other equity securities would result in additional dilution to our stockholders.

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

As of September 30, 2012, we had outstanding (i) 5,763,869 shares of Series A Preferred Stock which are convertible into an aggregate of 5,763,869 shares of our common stock at $1.00 per share, and (ii) warrants to purchase 1,262,500 shares of our Common Stock at an exercise price of $2.00 per share.

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

As a reporting company, it is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  In order to comply with our obligations, we hired additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the Sarbanes-Oxley Act’s requirements regarding internal controls, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

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

We have a total of 200,000,000 shares of common stock authorized for issuance. As of September 30, 2012, we had 172,347,251 shares of common stock available for issuance.  We have reserved 5,763,869 shares for conversion of our Series A Preferred Stock and 1,331,095 shares for issuance upon the exercise of outstanding warrants held by these security holders. Subsequent to the Merger Agreement, we have also reserved approximately 116,667 shares of common stock in connection with stock grants to our employees.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  We may also make acquisitions that result in issuances of additional shares of our capital stock. Furthermore, the book value per share of our common stock may be reduced.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2012, we issued 100,000 shares of common stock to Kerri Scano in connection with the initiation of her employment with our subsidiary, Petro Staffing Group, LLC.  Fifty thousand of these shares vested as of such date and the remaining fifty thousand will vest if Ms. Scano remains employed with Petro Staffing on the first anniversary of such date.  The securities were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Mine Safety Disclosures

None

Item 5.         Other Information

None

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

November 6, 2012

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

4.3*	Amended and Restated Certificate of Designation in respect of Series A Convertible Preferred Stock

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

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