Form 10-K
period 2012-12-31
NYTEX Energy Holdings, Inc.
filed 2013-03-20
CIK 1475899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $6.6 million assuming a market value of $0.50  per share.

As of February 28, 2013, the registrant had 26,653,158 shares of common stock outstanding.

Documents Incorporated by Reference

None

FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document relate to future events, including, but not limited to, any and all statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve known and unknown risks and uncertainties, including, but not limited to, those relating to the current economic environment and conditions, the volatility of natural gas and oil prices, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, technological changes, our significant capital requirements, the potential impact of government regulations and the taxation of the oil and gas industry, adverse regulatory determinations, litigation, competition, availability of drilling, completion and production equipment and materials, business and equipment acquisition risks, weather, availability of financing and the terms of any such financing, financial condition of our industry partners, ability to obtain permits, drilling and completion of wells, infrastructure for salt water disposal, costs of exploiting and developing our properties and conducting other operations, competition in the oil and natural gas industry, developments in oil producing and natural gas producing countries, and other factors detailed herein. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Risk Factors” and in other sections of this Form. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

PART I

Item 1.  Business

NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with principal operations centralized in its wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”).  NYTEX Petroleum is an early-stage exploration and production company engaged in the acquisition, development, and production of oil and natural gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs. To access top professionals for its high growth and to meet the booming oil and gas industry’s demand for highly qualified professionals, NYTEX Energy created Petro Staffing Group, LLC, doing business as KS Energy Search Group (“KS Search”), a full-service executive  recruiting and placement agency providing the energy marketplace with full-time professionals.  KS Search sources, evaluates, and delivers quality candidates to address the demand for personnel within the oil & gas industry.  Prior to November 5, 2012, NYTEX Energy owned 80% of KS Search resulting in a non-controlling interest.  On November 5, 2012, NYTEX Energy acquired the remaining 20% interest in KS Search and accordingly, KS Search became a wholly-owned subsidiary of NYTEX Energy.

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

NYTEX Energy and its subsidiaries, headquartered in Dallas, Texas, are collectively referred to herein as the “Company,” “we,” “us,” and “our.”

General Information

Our headquarters is located at 12222 Merit Drive, Suite 1850, Dallas, Texas, 75251, and our telephone number is 972-770-4700.  Our internet address is www.nytexenergyholdings.com.

General information about us, including our corporate governance policies can be found on our website.  We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains our reports, proxy and information statements, and our other filings.  The address of that site is www.sec.gov.

Our Strategy

The principal components of our strategy include:

•                  Grow reserves and production through exploration, appraisal and development

We plan to continue to produce and further develop the Marble Falls play in North Texas, while evaluating both existing and recently discovered oil and gas play opportunities throughout Texas and North America.  In the event of a declaration of commerciality and approval of a plan of development, we intend to develop these discoveries to grow proved reserves and production.  We also plan to drill in our prospect portfolio, with the intent to further grow proved reserves and production should discoveries be made.

•                  Apply technically-proven drilling and completion technologies to continue our successful exploration and development program

We believe our management and technical team are pivotal to the success of our business strategy. We have created an environment that enables them to focus their knowledge, skills and experience on finding and developing oil and gas fields. Culturally, we have an open, team-oriented work environment that fosters both creative and contrarian thinking. This approach allows us to fully consider and understand risk and reward and to deliberately and collectively pursue strategies that maximize value.  We used this philosophy and approach to develop the Marble Falls, a significant new petroleum system the industry previously did not consider either prospective or commercially viable.

•                  Identify, access and explore emerging oil and liquids rich resources

We will continue to utilize our systematic and proven geologically-focused approach to emerging petroleum systems where geological data suggests hydrocarbon accumulations are likely to exist and early-stage commercial development has been made.  We believe this approach reduces the exploratory risk in poorly understood, under-explored or otherwise overlooked hydrocarbon areas that offer significant oil and gas potential.  This was the case with respect to the Marble Falls, the area in which we chose to build our exploration portfolio beginning in 2011.

This approach and focus provides a competitive advantage in identifying and accessing new strategic growth opportunities. We expect to continue to seek new opportunities where oil and gas has not been produced in meaningful quantities by leveraging the skills of our experienced technical team.  This includes our existing areas of interest as well as selectively expanding into other regions.

•                  Upholding the ethical and business standards of the Company and maintaining the highest standards of health, safety, and environmental performance

We believe our success is grounded in our purpose, core values, and conduct demonstrated each day through ethical business practices, commitment to our employees, and our culture.  Our Code of Business Conduct provides all employees with detailed guidance on the right way to conduct business.

Oil and Gas — NYTEX Petroleum

NYTEX Petroleum is engaged in the acquisition, development, and resale of oil and gas leasehold properties in Texas.  We also acquire overriding royalty and working interests in the leasehold properties’ production of oil and gas reserves.  In addition, we provide land services to third party oil and gas companies whereby, through the use of contract landmen, we acquire oil and gas leases in areas specified by the customers.  Our growth initiatives focus on the acquisition and sale of leasehold acreage within early-stage tight rock oil and gas resource plays.  We believe these plays exist and can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies.  Since beginning these activities in early 2011, NYTEX has acquired overriding and working interests in nearly 87,000 leasehold acres in Archer, Clay, Young, Jack, Palo Pinto, Stephens, and Throckmorton Counties of Texas.  With approximately 20 landmen currently under contract and working in these areas, we have an increasing number of leasehold acres in various stages of acquisition and development.

In the second half of 2012, we drilled and completed our first six wells in North Texas and as of the date of this report, we have accumulated 5,740 gross leasehold acres for additional development with up to 139 well locations.  We have an average 12% working interest in the six wells, located on 667 gross leasehold acres, with 9 additional well locations.  We have an average 44% working interest in the gross 5,740 leasehold acres held for future development.  In 2013, we expect to drill 10 to 20 new wells.

On November 29, 2012, we entered into and completed the sale of a 15% interest in approximately 17,000 leasehold acres, which included two producing wells, and a carried interest in seven additional drilling prospects, for a cash purchase price of $3.2 million, for a net sale of interests to NYTEX amounting to $2,006,922.

Other Business Data

Our Competitive Edge

Our strategy is to enter early into emerging oil resource plays.  Now that the technology in the shales has extended to conventional tight rock limestone and carbonate reservoirs, the same horizontal drilling and multi-stage shale fracture stimulation technologies are being applied to increase daily production rates and ultimate recoveries of oil and gas. In the last year, we have been able to acquire significant acreage positions in oil resource plays in North Texas at low costs and utilize our extensive network of associates, landmen, partners, and customers within the oil and gas industry working in these plays.  We access funding for our leasehold acreage acquisitions through land bank partners, develop our geology, and either sell the high-graded leasehold properties to industry partners to drill and develop the properties while retaining a promoted interest, or, through our operator-partners, drill and develop the properties.  By originating acquisitions, we generate upfront transaction fees, retain carried working interests in the leases and wells, and retain overriding royalties.  As a result, we do not take exploration risk in our early-stage development of oil and gas properties.

Our Wells

Information about our wells is summarized in the following table.

Well Name	County/State	Total Depth	NYTEX Working Interest
Non-Operated
Leach R-1	Jack, TX	5,575’	9.0%
Leach R-2	Jack, TX	5,570’	10.2%
Leach R-3	Jack, TX	5,400’	12.6%
Virgil Maxwell	Jack, TX	5,443’	8.7%
Gahagan Burns	Jack, TX	5,270’	12.5%
Frank N-1	Jack, TX	5,436’	15.3%
JO Hester #1D	Jack, TX	5,190’	25.0%
Liberty Farms 2ST	Liberty, TX	13,500’	5.1%
Oakwood Dome	Leon, TX	5,700’	6.3%
Sand Hill C-3	Leon, TX	5,625’	6.3%
West Chablis	Ship Shoal Parish, LA	13,032’	0.3%

Our Prospects

Information about our prospects on leasehold acreage we hold for future development in Young, Jack, and Clay Counties in Texas is summarized in the following table.

Tract	County/State	Gross Acres	NYTEX Working Interest	Net Acres
Matlock	Clay, TX	90.5	33.3%	30.2
Eatherly	Jack, TX	231.1	50.0%	115.5
Nessmith	Jack, TX	80.0	33.3%	26.7
Newman	Jack, TX	218.4	33.3%	72.8
Coley	Jack, TX	160.0	33.3%	53.3
Crum	Jack, TX	252.4	33.3%	84.1
Letz	Jack, TX	320.0	50.0%	160.0
Armstrong	Jack, TX	200.0	50.0%	100.0
Peterson	Jack, TX	147.7	50.0%	73.9
Briscoe	Jack, TX	107.3	50.0%	53.6
Periman	Jack, TX	1,255.0	93.0%	1,167.1
Senters	Young, TX	417.0	50.0%	208.5
Barnett	Young, TX	2,261.0	12.0%	271.3
		5,740.3		2,417.1

Governmental Regulation

Our oil and natural gas exploration and production activities are subject to extensive laws, rules and regulations promulgated by federal and state agencies.  In particular, oil and natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations.  The jurisdictions in which we own or operate properties for oil and natural gas production have statutory provisions regulation the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process and the abandonment of wells.  Failure to comply with such laws, rules and regulations can result in substantial penalties, including the delay or stopping of our operations.  The legislative and regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability.

Regulation of Production.  Our exploration and drilling activities, including the construction and operation of pipelines and facilities for gathering, processing or storing oil, natural gas and other products, are subject to stringent federal, state, and  local laws and regulations governing environmental quality, including those relating to oil spills, pipeline ruptures and pollution control, which are constantly changing.  Although such laws and regulations can increase the cost of planning, designing, installing and operating such facilities, it is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state, and local laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment, will not have a material effect upon our business operations, capital expenditures, operating results or competitive position. See “Item 1A. Risk Factors— We are subject to federal, state and local regulations regarding issues of health, safety and protection of the environment.  Under these regulations, we may become liable for penalties, damages or costs of remediation.  Any changes in these laws and government regulations could increase our costs of doing business.”

We commonly use hydraulic fracturing as part of our operations.  Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the U.S. Environmental Protection Agency, referred to as the EPA, has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel.  In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process.  Several states, including Texas, are also considering implementing, or in some instances, have implemented, new regulations pertaining to hydraulic fracturing, including the disclosure of chemicals used in connection therewith.  In addition, local governments also may seek to adopt ordinances within their jurisdictions regulation the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.  These regulatory requirements may result in additional costs and operational restrictions and delays, which could have an adverse impact on our business, financial condition, results of operations and cash flows. See “Item 1A. Risk Factors— Legislation and regulatory initiatives relating to hydraulic fracturing could increase our cost of doing business and adversely affect our operations.”

Regulation of Transportation.  Sales of crude oil and natural gas are not currently regulated and are made at negotiated prices.  Nevertheless, Congress could reenact price controls in the future.  Our sales of crude oil are affected by the availability, terms and cost of transportation.  The transportation of oil by common carrier pipelines is also subject to rate and access regulation.  The Federal Energy Regulatory Commission (“FERC”) regulates interstate oil pipeline transportation rates under the Interstate Commerce Act.  In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.  In 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost of service filing.  Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state.  Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.

In addition, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates.  When oil pipelines operate at full capacity, access is generally governed by prorationing provisions set forth in the pipelines’ published tariffs.  Accordingly, we believe access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and regulations issued under those statutes.  In the past, the federal government has regulated the prices at which natural gas could be sold.  While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future.

The FERC regulates interstate natural gas transportation rates, and terms and conditions of service, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.  The FERC has stated open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. The  FERC issued a series of orders resulting in the elimination of the interstate pipelines’ traditional role of providing the sale and transportation of natural gas as a single service and replacing it with a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas.  Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

In 2000, the FERC issued Order No. 637 and subsequent orders, which imposed a number of additional reforms designed to enhance competition in natural gas markets.  Among other things, Order No. 637 revised the FERC’s pricing policy by waiving price ceilings for short-term released capacity for a two-year experimental period, and effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting.  The natural gas industry historically has been very heavily regulated.  Therefore, we cannot provide any assurance the less stringent regulatory approach recently established by the FERC under Order No. 637 will continue.  However, we do not believe any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

The price at which we sell natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation.

Intrastate natural gas transportation and facilities are also subject to regulation by state regulatory agencies, and certain transportation services provided by intrastate pipelines are also regulated by FERC.  The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state.  We believe the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.  Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

Climate Change.  Climate change has become the subject of an important public policy debate. Climate change remains a complex issue, with some scientific research suggesting that an increase in greenhouse gas emissions, or GHGs, may pose a risk to society and the environment.  The oil and natural gas exploration and production industry is a source of certain GHGs, namely carbon dioxide and methane.  The commercial risk associated with the production of fossil fuels lies in the uncertainty of government-imposed climate change legislation, including cap and trade schemes, and regulations that may affect us, our suppliers and our customers.  The cost of meeting these requirements may have an adverse impact on our business, financial condition, results of operations and cash flows, and could reduce the demand for our products. See “Item 1A. Risk Factors— Regulations related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.”

Competition and Other External Factors

The level of our revenues, earnings and cash flows are substantially dependent upon, and affected by, the level of U.S. oil and gas exploration and development, as well as the equipment capacity in any particular region.

We derive revenue from the sale of oil and natural gas.  As a result, our revenues will be determined, to a large degree, by prevailing prices for crude oil and natural gas.  We expect our operating partners to sell our oil and natural gas on the open market at prevailing market prices.  The market price for oil and natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we may receive for our oil and natural gas.  In addition, the oil and natural gas industry is a highly competitive industry.  We experience competition from other oil and natural gas companies in all areas, including the acquisition of leasing options on oil and natural gas properties and the exploration and development of these properties.  Our competition includes major oil and natural gas companies, a variety of independent oil and natural gas companies, individuals and drilling and income programs.  Many of our competitors are large, well established enterprises with substantially greater resources.  Our ability to acquire additional properties and discover additional reserves will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Price decreases would adversely affect our revenues, profits and the value of any proved reserves. Historically, the prices received for oil and natural gas have fluctuated widely. Among the factors that can cause these fluctuations are:

•                  The domestic and foreign supply of natural gas and oil

•                  Overall economic conditions

•                  The level of consumer product demand

•                  Weather conditions

•                  The price and availability of competitive fuels such as heating oil and coal

•                  Political conditions in the Middle East and other natural gas and oil producing regions

•                  The level of oil and natural gas imports

•                  Domestic and foreign governmental regulations

The demand for our land services fluctuates in relation to the identification of newly discovered oil and gas plays and by the price (or anticipated price) of oil and gas which is impacted by the supply of, and demand for, oil and gas. Generally, as supply of those commodities decreases and demand increases, demand for our services increase as oil and gas producers attempt to expand their inventory of undeveloped oil and gas properties.  However, in a lower oil and gas price environment, demand for our services generally decreases as oil and natural gas producers decrease their activity.

Operating Hazards and Risks

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive, but do not produce sufficient net revenues to return a profit after drilling, completion, operating and other costs. The cost and timing of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control.  These factors include, but are not limited to, low oil and natural gas prices, title issues, weather conditions, delays by or disputes with project participants, compliance with governmental requirements, shortages or delays in the delivery of equipment and services and increases in the cost for such equipment and services.  Our future drilling activities may not be successful and, if unsuccessful, such failures may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to hazards and risks inherent in drilling for and producing and gathering and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and damage to our properties and those of others. We maintain insurance against some but not all of the risks described above. In particular, the insurance we maintain does not cover claims relating to failure of title to oil and natural gas leases, loss of surface equipment at well locations, business interruption, loss of revenue due to low commodity prices or loss of revenue due to well failure.

Furthermore, in certain circumstances where such insurance is available, we may determine not to purchase it due to cost or other factors. The occurrence of an event that is not covered by, or not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Seasonality

Winter weather conditions and lease stipulations can limit or temporarily halt our drilling and producing activities and other oil and natural gas operations.  These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operating and capital costs.  Such seasonal anomalies can also pose challenges for meeting our well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operations.

Energy Staffing — KS Energy Search Group

KS Search is a full-service executive recruiting and placement agency providing the energy marketplace with full-time professionals.  KS Search sources, evaluates, and delivers quality candidates to address the demand for personnel within the oil & gas industry.  Our strategic oil and gas recruiting solutions provide a more creative and dynamic approach to recruiting and attracting top talent.  Our oil and gas recruiters bring extensive oil and gas recruiting backgrounds and bring years of recruiting experience to every search assignment. We have the experience and resources to handle assignments of any complexity.  KS Search maintains a state-of-the-art database/tracking system and utilizes its research tools to perform thorough targeted research on every search.

Customers

Our customers include independent oil and gas exploration and production companies.  Of our consolidated revenues during the year ended December 31, 2012, we had two customers that accounted for more than 10% of our total consolidated revenues at a rate of 31% and 20%, respectively.

Employees

As of February 28, 2013, we had eight employees between our Oil and Gas business, Energy Staffing business, and corporate holding company.  Our employees are not represented by a labor union and are not covered by collective bargaining agreements.

Disposition of FDF

On May 4, 2012, (the “Closing Date”), our subsidiary, Acquisition Inc., together with New Francis Oaks, entered into the Merger Agreement with the Purchaser.  Pursuant to the terms of the Merger Agreement, New Francis Oaks merged with and into the Purchaser, and the Purchaser continued as the surviving entity after the merger (the “Disposition” or the “Merger”).  As a result, New Francis Oaks owned 100% of the outstanding shares of FDF and FDF was no longer a subsidiary of ours.

The total consideration for the Merger paid by the Purchaser on the Closing Date was $62,500,000 (the “Merger Proceeds”).  After: (i) an adjustment to the amount of the Merger Proceeds based upon the level of estimated working capital of the Francis Group on the Closing Date; (ii) the payment or provision for payment of all indebtedness of the Francis Group on the Closing Date; (iii) the payment of all indebtedness of Acquisition Inc. on the Closing Date (including under its senior secured credit facility with PNC Bank); (iv) the payment of the Put Payment Amount (as defined below) due to WayPoint Nytex, LLC (“WayPoint”) under the WayPoint Purchase Agreement (as defined below); (v) the payment of all transaction expenses relating to the Merger; (vi) the payment to the Company of $812,500 of accrued management fees and $110,279 of expense reimbursement due and payable to the Company under the Management Services Agreement, dated November 23, 2010, between the Company and FDF (the “Management Agreement”); (vii) the payment of certain transaction bonuses payable to certain FDF employees; and (viii) the Purchaser’s delivery of $6,250,000 of the Merger Proceeds (the “Escrow Fund”) to The Bank of New York Mellon Trust Company, N.A., as escrow agent, to be held in escrow under the Escrow Agreement (as defined below), Acquisition Inc. received on the Closing Date remaining cash transaction proceeds in the amount of approximately $4,481,000.  The Merger Agreement provided that, to the extent the final amount of working capital of the Francis Group on the Closing Date was greater than the estimated amount of working capital, as determined under the Merger Agreement, the Purchaser would pay to Acquisition Inc. the amount of such working capital surplus, provided that, pursuant to the Omnibus Agreement (as defined below), WayPoint would be entitled to receive 87.5% of any such working capital surplus payment.  To the extent the final amount of working capital of the Francis Group on the Closing Date was less than the estimated amount of working capital, Acquisition Inc. would pay to the Purchaser the amount of such working capital deficit, which payment would be made out of the Escrow Fund, provided that, pursuant to the Omnibus Agreement, WayPoint would be obligated to pay to Acquisition Inc. 87.5% of the amount of any such working capital deficit.

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

In August 2012, the Purchaser delivered a proposed final closing statement, which included, among other things, a calculation of the final closing date net working capital, to the Company.  Under the terms of the Omnibus Agreement, WayPoint agreed to bear 87.5% of any post-closing working capital deficit and conversely, we granted to WayPoint the authority to make all decisions, including the right to dispute any item contained in the final closing date net working capital, on our behalf with regards to the proposed final closing statement and final closing date net working capital.

In November 2012, WayPoint delivered to the Purchaser a notice of disagreement disputing certain items in the proposed closing statement and calculation of the final closing date net working capital.  In January 2013, NYTEX, WayPoint, and the Purchaser agreed in principal to the final closing statement amounts, along with the calculation of the final closing date net working capital.  Part of this agreement in principal included the planned release of funds from the Escrow Fund to the Purchaser in the amount of $1,936,762 (“Net Payment to Purchaser from Escrow”).

A dispute between NYTEX and WayPoint arose with regards to the amounts due under the Omnibus Agreement to NYTEX with respect to WayPoint’s obligation to bear 87.5% of the Net Payment to Purchaser from Escrow.  Following substantial negotiations, on March 8, 2013, NYTEX and WayPoint agreed to settle this dispute such that WayPoint would pay to NYTEX $1,075,000 to satisfy its obligation under the Omnibus Agreement.  On March 14, 2013, NYTEX was paid $1,075,000 and on March 15, 2013, the Net Payment to Purchaser from Escrow was released to the Purchaser.

Additional Information

For additional information on our segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Results of Operations” and “Note 14, Segment Information,” set forth in Item 15, “Exhibits, Financial Statement Schedules.”

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk.  In evaluating our business, you should carefully consider all of the risks described in this Annual Report on Form 10-K, together with the other information contained in this Annual Report.  If any of the risks discussed in this Annual Report actually occur, our business, financial condition and results of operations could be materially and adversely affected.  If this were to happen the value of our common stock could decline significantly and you may lose all or a part of your investment.  These risk factors are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995.  It is not possible to identify or predict all such factors and, therefore, you should not consider these risks to be a complete statement of all the uncertainties we face.

Our business model has substantially changed as a result of the sale of FDF.

Prior to its sale on May 4, 2012, FDF accounted for approximately 99 percent of our current revenues and approximately 97 percent of our assets and the provision of drilling fluids and oil and gas well fracturing proppants through FDF had been our primary business strategy since we acquired FDF.  As a result of the sale of FDF, we altered our business strategy to focus on the expansion and development of oil and gas reserves and the expansion of our energy staffing business.  In the future, we may explore additional and different opportunities, some of which may prove not to be viable or advisable and we will not develop every business we evaluate.  Further, exploring and executing new business models and opportunities can be time consuming, result in significant expenses that may never be recouped and may divert management’s attention from our existing businesses.  Even if we determine to further develop a business, the integration of any new business into our existing structure will likely be complex, time consuming and potentially expensive and could disrupt business operations if not completed in a timely and efficient manner.  Any failure to identify new business opportunities, successfully integrate any new businesses with our current structure or receive the anticipated benefits of any new business could have a material adverse effect on our business, financial condition and operating results.

Our historical financial results are not indicative of future results as a result of the sale of FDF.

Prior to its sale on May 4, 2012, FDF represented the most significant proportion of our assets and revenues.  Because FDF was sold to satisfy our obligations to WayPoint, our historical financial results provide only a limited basis for you to assess our business and our historical financial results are not indicative of future financial results.

We will need additional capital to pursue future strategic plans, and the sale of additional shares or other equity securities would result in additional dilution to our stockholders.

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

We cannot control activities on properties we do not operate and are unable to control their proper operation and profitability.

We do not operate all of the properties in which we own an ownership interest.  As a result, we have limited ability to exercise influence over, and control the risks associated with, the operations of these properties.  The failure of an operator on these properties to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could negatively impact our operations.  The success and timing of drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including:

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

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our financial commitments.

The price we receive for our oil and natural gas heavily influences our revenue, profitability, access to capital and future rate of growth.  The prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and natural gas have been very volatile and will likely continue to be volatile in the future.  The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:

• worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;

• the actions of OPEC;

• the price and quantity of imports of foreign oil and natural gas;

• political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and conditions in South America, China, India and Russia;

• the level of global oil and natural gas exploration and production;

• the level of global oil and natural gas inventories;

• localized supply and demand fundamentals and regional, domestic and international transportation availability;

• weather conditions and natural disasters;

• domestic and foreign governmental regulations;

• speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts;

• price and availability of competitors’ supplies of oil and natural gas;

• technological advances affecting energy consumption; and

• the price and availability of alternative fuels.

Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically and may affect our proved reserves.

If oil and gas prices remain volatile, or decline, the demand for our land services could be adversely affected.

The demand for our land services is primarily determined by current and anticipated oil and gas prices and the related general production spending and level of drilling activity in the areas in which we have operations.  Volatility or weakness in oil and gas prices (or the perception that oil and gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells.  This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of our well service equipment.  Continued volatility in oil and gas prices or a reduction in drilling activities could materially and adversely affect the demand for our services and our results of operations.

If oil and gas prices decline we may be required to take write-downs of the carrying values of our oil and gas properties .

Accounting rules require us to periodically review the carrying value of our producing oil and gas properties for possible impairment.  Based on specific market factors and circumstances at the time of prospective impairment reviews, which may include depressed oil and natural gas prices, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties.

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

When we elect to conduct drilling operations, such operations may not be productive.

When we determine to drill wells, the wells we drill may not be productive and we may not recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well if oil or natural gas is present, or whether they can be produced economically.  The cost of drilling, completing, and operating a well is often uncertain, and cost factors can adversely affect the economics of a project.  Drilling activities can result in dry holes or wells that are productive but do not produce sufficient net revenues after operating and other costs to cover initial drilling and completion costs.

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

Regulations related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to the warming of the Earth’s atmosphere.  Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of refined oil products and natural gas, are examples of greenhouse gases. From time to time the U.S. Congress has considered climate-related legislation to reduce emissions of greenhouse gases. In addition, many states have developed measures to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas Cap and Trade programs.  These regulations would likely increase our costs and adversely affect our operating results.  The EPA has also adopted regulations imposing permitting and best available control technology requirements on the largest greenhouse gas stationary sources, regulations requiring reporting of greenhouse gas emissions from certain facilities and is considering additional regulation of greenhouse gases as “air pollutants” under the existing federal Clean Air Act.  Passage of climate change legislation or other regulatory initiatives by Congress or various states, or the adoption of regulations by the EPA or analogous state agencies, that regulate or restrict emissions of greenhouse gases (including methane or carbon dioxide) in areas in which we conduct business could have an adverse effect on our operations and the demand for oil and natural gas.

Legislation and regulatory initiatives relating to hydraulic fracturing could increase our cost of doing business and adversely affect our operations.

Our operations utilize the practice of hydraulic fracturing for new oil and natural gas wells. Hydraulic fracturing is also occasionally used to recomplete or restimulate an existing well that has declined in production performance.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formation to stimulate oil and natural gas production. The use of hydraulic fracturing is necessary to produce commercial quantities of oil and natural gas from many reservoirs, especially shale formations.  The process is typically regulated by state oil and natural gas commissions and agencies, and continues to receive significant regulatory and legislative attention at the federal, state, and local level. On May 11, 2012, the Bureau of Land Management (the “BLM”) proposed regulations that would require public disclosure of the chemicals used in hydraulic fracturing and impose certain permitting, testing and other requirements on such operations on federal lands, although the BLM announced on January 18, 2013 that it would revise and reissue these regulations at a later time.  Various other federal agencies (including the EPA and the Department of Energy) continue to study hydraulic fracturing and may propose additional regulations.  From time to time, legislation has been introduced in Congress to amend the federal SDWA to eliminate exemptions for most hydraulic fracturing activities. On August 16, 2012, the EPA published final rules that establish new air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with production and processing activities.  Similar efforts to review the practice of hydraulic fracturing and impose new regulatory conditions are taking place at the state and local level in Texas where we operate and states where we may operate in the future.  California, Texas and Wyoming as well as other states, have adopted or are considering new regulations and statutes pertaining to hydraulic fracturing. These new requirements will (and future regulatory and legislative changes, if enacted, could) create new permitting and financial assurance requirements, require us to adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations, and meet plugging and abandonment requirements.  The imposition of stringent new regulatory and permitting requirements related to the practice of hydraulic fracturing could significantly increase our cost of doing business, create adverse effects on our operations including creating delays related to the issuance of permits, and depending on the specifics of any particular proposal that is enacted, could be material.

Furthermore, multiple lawsuits have been filed against regulatory agencies throughout the country by non-profit environmental organizations seeking to challenge various rules and regulations related to the practice of hydraulic fracturing and permitting of new wells completed with hydraulic fracturing.  The resolution of these lawsuits could create new permitting or regulatory requirements, which could have an effect on our business.

The high cost or unavailability of drilling rigs, equipment, supplies and other oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget, which could have an adverse effect on our business, financial condition or results of operations.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment or supplies. During these periods, the costs of rigs, equipment and supplies are substantially greater and their availability may be limited. Additionally, these services may not be available on commercially reasonable terms.  The high cost or unavailability of drilling rigs, equipment, supplies, personnel and other oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget, which could have an adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2012, we had outstanding (i) 5,763,869 shares of Series A Preferred Stock which are convertible into an aggregate of 5,763,869 shares of our common stock at $1.00 per share, and (ii) warrants to purchase 4,748,690 shares of our Common Stock at a weighted average exercise price of $1.18 per share.

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

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that are required of a public company.  We have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changesto satisfy our obligations in connection with being a public company, when and as such requirements become applicable to us. If our financial and managerial controls, reporting systems, or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decline substantially.

Our stock price may be volatile, which may result in losses to our stockholders.

Domestic and international stock markets often experience significant price and volume fluctuations especially in times of economic uncertainty.  In particular, the market prices of companies quoted on the OTC QB market tier operated by OTC Markets Group, Inc., where our shares of common stock are quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The public trading price of our common stock is likely to be volatile and could fluctuate widely in response to the following factors, some of which are beyond our control:

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

We have a total of 200,000,000 shares of common stock authorized for issuance. As of December 31, 2012, we had 172,347,251 shares of common stock available for issuance.  We have reserved 5,763,869 shares for conversion of our Series A Preferred Stock, 4,748,690 shares for issuance upon the exercise of outstanding warrants held by various security holders, and 5,000,000 shares for issuance under the 2013 Equity Incentive Plan.  Subsequent to the Merger Agreement, we

have also reserved approximately 266,666 shares of common stock in connection with stock grants to our employees under respective employment agreements.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  We may also make acquisitions that result in issuances of additional shares of our capital stock. Furthermore, the book value per share of our common stock may be reduced.

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

The following is a summary of our interest in oil and gas wells:

Well Name	County/State	Total Depth	NYTEX Working Interest
Non-Operated
Leach R-1	Jack, TX	5,575’	9.0%
Leach R-2	Jack, TX	5,570’	10.2%
Leach R-3	Jack, TX	5,400’	12.6%
Virgil Maxwell	Jack, TX	5,443’	8.7%
Gahagan Burns	Jack, TX	5,270’	12.5%
Frank N-1	Jack, TX	5,436’	15.3%
JO Hester #1D	Jack, TX	5,190’	25.0%
Liberty Farms 2ST	Liberty, TX	13,500’	5.1%
Oakwood Dome	Leon, TX	5,700’	6.3%
Sand Hill C-3	Leon, TX	5,625’	6.3%
West Chablis	Ship Shoal Parish, LA	13,032’	0.3%

The following is a summary of our interest in undeveloped properties:

Tract	County/State	Gross Acres	NYTEX Working Interest	Net Acres
Matlock	Clay, TX	90.5	33.3%	30.2
Eatherly	Jack, TX	231.1	50.0%	115.5
Nessmith	Jack, TX	80.0	33.3%	26.7
Newman	Jack, TX	218.4	33.3%	72.8
Coley	Jack, TX	160.0	33.3%	53.3
Crum	Jack, TX	252.4	33.3%	84.1
Letz	Jack, TX	320.0	50.0%	160.0
Armstrong	Jack, TX	200.0	50.0%	100.0
Peterson	Jack, TX	147.7	50.0%	73.9
Briscoe	Jack, TX	107.3	50.0%	53.6
Periman	Jack, TX	1,255.0	93.0%	1,167.1
Senters	Young, TX	417.0	50.0%	208.5
Barnett	Young, TX	2,261.0	12.0%	271.3
		5,740.3		2,417.1

Reserve Rule Changes

The SEC issued its final rule on the modernization of oil and gas reporting (the “Reserve Ruling”) which went into effect in January 2010 and the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-03 (“ASU 2011-03”) “Extractive Industries — Oil and Gas,” which aligns the estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932 with the Reserve Ruling.  The Reserve Ruling and ASU 2011-03 are effective for Annual Reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The key provisions of the Reserve Ruling and ASU 2011-03 are as follows:

•                Expanding the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coalbeds, or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;

•                Amending the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-

month commodity prices during the 12-month period ending on the balance sheet date rather than the period-end commodity prices;

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

Oil and Natural Gas Reserves

During 2012, we re-focused our strategy on oil and gas production as well as early stage development of minor oil and gas resource plays.  We did not have significant oil- and gas-producing activities during the year ended December 31, 2011.  The following table summarizes our oil and gas productions, revenues, our productive wells and acreage, undeveloped acreage and drilling activities for the year ended December 31, 2012:

2012
Production
Oil Revenue	$137,119
Gas Revenue	$45,354
Gross oil production (bbl)	63,442
Net oil production (bbl)	1,502
Gross gas production (mcf)	242,768
Net gas production (mcf)	10,565
Average oil sales price per bbl	$94.38
Average gas sales price per mcf	$3.79
Average gross daily production (BOED)	320
Average net daily production (BOED)	11
Average gross daily production (mcfs)	1,399
Average net daily production (mcfs)	80

Productive wells - oil
Gross	10
Net	1
Productive wells - gas
Gross	8
Net	1
Developed acreage
Gross	667
Net	106
Undeveloped acreage
Gross	5,740
Net	2,417
Drilling activity
Net productive exploratory wells drilled	—
Net dry exploratory wells drilled	—

As we re-focused our strategy during 2012 on the acquisition, development, and production of oil and gas, nearly all of the wells in which we have interests were not completed nor in production until late in the fourth quarter of 2012. Accordingly, there was not a sufficient seasoning of the well production nor is there a sufficient number of existing wells to appropriately establish the amount of oil and gas reserves at December 31, 2012.  Therefore, we do not present reserve data for the year ended December 31, 2012.

Item 3.  Legal Proceedings

Other than ordinary routine litigation incidental to our business, we are not party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

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

Quarter Ended	High	Low
March 31, 2012	$1.00	$0.50
June 30, 2012	$0.80	$0.27
September 30, 2012	$0.51	$0.20
December 31, 2012	$0.40	$0.20

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  As of February 28, 2013, the closing price of our common stock was $0.50 per share.

Holders

As of February 28, 2013, we had approximately 26,653,158 shares of common stock outstanding held by a total of 389 stockholders of record.

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

Securities Authorized For Issuance Under Equity Compensation Plans

In November 2012, we established our 2013 Equity Incentive Plan for the purpose of attracting and retaining the services of key employees, consultants, and non-employee members of our board of directors and to provide such persons with a proprietary interest in the Company through the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and/or other awards.  It is our intent that these awards will:

•                  increase the interest of such persons in our welfare,

•                  furnish an incentive to such persons to continue their services for the Company, and

•                  provide a means through which we may attract able persons as employees, contractors, and non-employee members of our board of directors.

In addition, we have granted performance-based stock awards to certain employees of the Company and its subsidiaries pursuant to terms negotiated under individual employment agreements for such employees with no exercise price.  The following table sets forth the number of shares of restricted common stock outstanding under such plans and the number of shares that remain available for issuance under such plans, as of February 28, 2013.

	Total Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Stock
Plan Category	Number (a)	Weighted-average exercise price (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	266,666	—	5,000,000
Total	266,666	—	5,000,000

Recent Sales of Unregistered Securities

In October 2012, in connection with the restructuring of our outstanding Series A Convertible Preferred Stock, we issued to the holders of our Series A Convertible Preferred Stock 768,090 shares of our common stock in exchange for all accrued and unpaid dividends as of June 15, 2012 and also 2,463,214 shares of our common stock in consideration for eliminating the liquidation preference associated with the Series A Convertible Preferred Stock.  See also Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restructuring of Series A Convertible Preferred Stock.

Item 6.  Selected Financial Data

The information is not required under Regulation S-K for “smaller reporting companies.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Overview

Our strategy is to enhance value for our shareholders by:

•                  Growing reserves and production through exploration, appraisal and development;

•                  Applying technically-proven drilling and completion technologies  to continue our successful exploration and development program;

•                  Identifying, accessing and exploring emerging oil and liquids rich resources; and

•                  Upholding the ethical and business standards of the Company and maintaining the highest standards of health, safety, and environmental performance.

We are an energy holding company consisting of two operating segments:

Oil and Gas -

consisting of our wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an exploration and production company engaged in the acquisition, development and production of oil & gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs.; and

Energy Staffing -

consisting of our wholly-owned subsidiary, Petro Staffing Group, LLC doing business as KS Energy Search Group (“KS Search”), a professional oil and gas recruiting firm, focused on providing oil and gas companies with properly educated and experienced full-time professionals. KS Search sources, evaluates, and delivers quality candidates to address the demand for personnel within the oil & gas industry.

NYTEX Energy and subsidiaries are collectively referred to herein as “we,” “us,” “our,” “its,” and the “Company”.

Operating and Financial Highlights

•                  During 2012, we acquired an average 1% overriding royalty interest (ORRI) in approximately 74,000 leasehold acres in Jack, Throckmorton, Young, Palo Pinto, Clay, and Archer Counties, Texas in the Marble Falls, Mississippi Lime, and Caddo Lime resource plays.

•                  As of December 31, 2012, we acquired and own an average 36% non-operating working interest in approximately 6,407 leasehold acres in North Texas.  In addition, during 2012, we acquired a 5% carried working interest in 5,614 leasehold acres in North Texas.

•                  During the third and fourth quarters of 2012, we drilled and successfully completed six Marble Falls wells in which the Company owns an approximately 12% average working interest.

•                  As of the date of this report, we hold leasehold ownership in approximately 6,407 gross acres with approximately 148 drilling locations.

•                  On May 4, 2012, we entered into an agreement by which Francis Drilling Fluids (“FDF”) was sold to an unaffiliated third party for total consideration of $62.5 million.  We recognized a $1,470,007 loss, before taxes, on the disposition for the year ended December 31, 2012, which is reported as part of discontinued operations on our consolidated financial statements for the year ended December 31, 2012.

•                  Subsequent to the disposition of FDF, during the second quarter of 2012, we redeemed our 9% and 12% convertible debentures in full, thereby reducing our interest costs by approximately $30,000 per month as well as eliminating the potential dilutive impact of approximately 1.9 million common shares.

•                  In the third quarter of 2012, we substantially completed the restructuring of our Series A Convertible Preferred Stock, eliminating accrued cash dividends of $767,570 as well as the future cash obligation of a 9% cumulative preferred dividend of approximately $520,000 annually.

•                  For the year ended December 31, 2012, income from continuing operations was $3.7 million, or $0.14 income per diluted share, as compared to a loss for the year ended December 31, 2011 of $3.7 million, or $0.05 loss per diluted share.

General Industry Overview

The U.S. economy experienced a modest recovery during 2012 with much of that recovery driven by the U.S. energy industry.  However, uncertainty persists as federal deficit issues continue to leave ambiguities with U.S. businesses and consumers including what policies and practices may be implemented to resolve these matters.  It remains challenging to predict the economic consequences on the U.S. energy industry, specifically the supply and demand for oil and gas, as governments struggle to resolve these issues.

Oil and Gas

NYTEX Petroleum, Inc. is an exploration and production company engaged in the acquisition, development and production of oil & gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs. By focusing on early, low and no-cost entry into “tight oil” resource plays in North Texas, using multiple entry methods, NYTEX Petroleum has swiftly amassed interest in more than 87,000 leasehold acres and during the third and fourth quarters of 2012, drilled its first six wells.  We believe these plays can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies.

Discontinued Operations — Oilfield Services

Disposition of FDF

As more fully reported on our Form 8-K filed on May 10, 2012, on May 4, 2012, (the “Closing Date”), Acquisition Inc., together with New Francis Oaks, LLC, a Delaware limited liability company (“New Francis Oaks”, formerly Francis Oaks, LLC ) and a wholly-owned subsidiary of Acquisition Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an unaffiliated third party, FDF Resources Holdings LLC, a Delaware limited liability company (the “Purchaser”).  Pursuant to the terms of the Merger Agreement, New Francis Oaks merged with and into the Purchaser, and the Purchaser continued as the surviving entity after the merger (the “Disposition” or the “Merger”).  New Francis Oaks owns 100% of the outstanding shares of FDF, and, as a result of the Disposition, we no longer own FDF.

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

In August 2012, the Purchaser delivered a proposed final closing statement, which included, among other things, a calculation of the final closing date net working capital, to the Company.  Under the terms of the Omnibus Agreement,

WayPoint agreed to bear 87.5% of any post-closing working capital deficit and conversely, we granted to WayPoint the authority to make all decisions, including the right to dispute any item contained in the final closing date net working capital, on our behalf with regards to the proposed final closing statement and final closing date net working capital.

In November 2012, WayPoint delivered to the Purchaser a notice of disagreement disputing certain items in the proposed closing statement and calculation of the final closing date net working capital.  In January 2013, NYTEX, WayPoint, and the Purchaser agreed in principal to the final closing statement amounts, along with the calculation of the final closing date net working capital.  Part of this agreement in principal included the planned release of funds from the Escrow Fund to the Purchaser in the amount of $1,936,762 (“Net Payment to Purchaser from Escrow”).

A dispute between NYTEX and WayPoint arose with regards to the amounts due under the Omnibus Agreement to NYTEX with respect to WayPoint’s obligation to bear 87.5% of the Net Payment to Purchaser from Escrow.   Following substantial negotiations, on March 8, 2013, NYTEX and WayPoint agreed to settle this dispute such that WayPoint would pay to NYTEX $1,075,000 to satisfy its obligation under the Omnibus Agreement.  On March 14, 2013, NYTEX was paid $1,075,000 and on March 15, 2013, the Net Payment to Purchaser from Escrow was released to the Purchaser.  As the events that gave rise to both NYTEX’s settlement with WayPoint and the release from escrow of the Net Payment to Purchaser from Escrow existed as of December 31, 2012, the amount paid by WayPoint of $1,075,000 has been recognized as a receivable on the accompanying consolidated balance sheet at December 31, 2012.  In addition, the amount of funds to be released from the Escrow Fund of $1,936,762 has been recognized as a reserve against the restricted cash balance on the accompanying consolidated balance sheet at December 31, 2012.  The difference between the $1,936,762 and $1,075,000 has been recognized as an additional loss on discontinued operations on the accompanying consolidated statement of operations as of December 31, 2012.

Results of Operations

Selected Data

	December 31,
	2012	2011
Financial Results
Revenues - Land services	$3,816,810	$357,863
Revenues - Oil and Gas sales	182,473	349,707
Sale of oil and gas interests	2,006,922	—
Revenues - Energy staffing	117,433	—

Total revenues	6,123,638	707,570

Operating expenses	(2,871,020)	(5,465,176)
Gain on settlement of accounts payables	314,448	—
(Gain) loss on sale of assets, net	419,834	(6,954)
Other (expense) income	(308,672)	1,034,190

Income (loss) from continuing operations before income taxes	3,678,228	(3,730,370)
Income tax provision	(20,401)	—

Income (loss) from continuing operations	$3,657,827	$(3,730,370)

Basic earnings per share:
Earnings (loss) from continuing operations	$0.14	$(0.14)
Earnings (loss) from discontinued operations	(0.34)	0.77
Net loss	$(0.20)	$0.63

Net loss attributable to common stockholders	$(0.22)	$0.61

Diluted earnings per share:
Earnings (loss) from continuing operations	$0.14	$(0.05)
Earnings (loss) from discontinued operations	(0.34)	0.28
Net loss	$(0.20)	$0.23

Net income (loss) attributable to common stockholders	$(0.20)	$0.23

Weighted average shares outstanding:
Basic	25,863,313	26,711,840
Diluted	26,277,045	73,556,473

Operating Results
Adjusted EBITDA - Oil and Gas	$5,678,236	(2)
Adjusted EBITDA - Staffing Services	(339,461)	(2)
Adjusted EBITDA - Corporate and Intersegment Eliminations	(2,034,182)	(2)

Consolidated Adjusted EBITDA(1)	$3,304,593	$(5,772,742)

(1)See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net income (loss), which is presented in accordance with GAAP.

(2)Due to the disposition of FDF, the Company operated as a single segment for the year ended December 31, 2011.

Year ended December 31, 2012 compared to the year ended December 31, 2011

Revenues.

•                  Land Services.  Revenues from land services increased 967%, to $3,816,810, during the year ended 2012 compared to the prior year of only $357,863 as we continue to expand our capabilities of providing focused project management for oil and gas companies desiring to acquire and build significant positions in lease plays throughout Texas.  During 2012, we provided land services with respect to more than 100,000 leasehold acres in North Texas.   For our customers, our land services generate land and mineral title reports, leasehold title analysis, and land title run sheets as well as source, negotiate, and acquire leases, prepare documents, and provide title curative functions.

•                  Oil and Gas Sales. Oil and gas sales decreased $167,234, or 48%, for the year ended December 31, 2012 compared to the prior year primarily due to the disposition of the Panhandle Field Producing Property in May 2011 and the fact we did not actively participate in drilling /production projects until the late third quarter and the fourth quarter of 2012.  In the future, we plan to continue to produce and further develop our interests in North Texas, while evaluating both existing and recently discovered oil and gas play opportunities throughout Texas and North America.  In the event of a declaration of commerciality and approval of a plan of development, we intend to develop these discoveries to grow proved reserves and production.  We also plan to drill in our prospect portfolio, with the intent to grow proved reserves and production should discoveries be made.

•                  Sale of oil and gas interests.  In December 2012, we entered into and completed the sale of a 15% interest in approximately 17,000 leasehold acres including two producing wells and carried interest in seven additional drilling prospects that resulted in a net sale of approximately $2 million.

•                  Staffing.  In the fourth quarter of 2012, we successfully placed two candidates for permanent hire for total fees of approximately $92,000.  We expect revenues from our staffing services to increase as our backlog of unfilled permanent placement opportunities continues to build and we place qualified candidates.

Oil & gas lease operating expenses.  Lease operating expenses increased $34,546, or 49%, in the current year ended December 31, 2012 compared to the prior year ended December 31, 2011 due principally to the drilling activities we undertook on the six wells during the third and fourth quarters of 2012.  We expect lease operating expenses to increase in the future as we drill additional wells.

Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization decreased over the prior year period due primarily to a reduction in overall depreciable assets as well as a reduction in the timing of depletion occurring during the current year as old wells were fully depleted and new wells were being drilled.

General and administrative expenses.  General and administrative (“G&A”) expenses from continuing operations decreased for the year ended December 31, 2012 compared to the prior year due primarily to a reduction in legal, accounting, and other professional fees during 2012, offset by an increase in salary and wages related to our Energy Staffing business.  G&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, fuel, and insurance costs.

Gain on settlement of accounts payable.  In 2012, we settled an outstanding payable balance with a vendor.  The reduction in the amount payable to the vendor resulted in a gain of approximately $314,000.

Gain (loss) on sale of assets, net.  In 2012, gain on sale of assets, net consists primarily of the current period recognition of previously deferred gains on the sale of certain properties.   In 2011, loss on sale of assets, net consists of the aggregate loss recognized on the sale of equipment.

Interest expense.  Interest expense from continuing operations decreased for the year ended December 31, 2012 compared to the prior year period due primarily to the retirement of the 9% and 12% debentures as well as the write-off of certain deferred financing costs and associated amortization related to the disposition of FDF and  is accounted for as interest expense.

Change in fair value of derivative liabilities.  The expense in the current year as compared to the decrease in the prior year of $1,691,240 is due to the elimination of the warrants associated with the WayPoint Transaction, subsequent to the disposition of FDF in May 2012.  At December 31, 2012, we had one derivative on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock.  The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock include an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share.  Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At December 31, 2012 and December 31, 2011, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $2,510 and $0, respectively.

Adjusted EBITDA

To assess the operating results of our segments, our chief operating decision maker analyzes net income (loss) before income taxes, interest expense, DD&A, impairments, gains or losses resulting from the sale of assets other than dispositions of oil and gas interests, or resolution of commercial disputes, and changes in fair value attributable to derivative liabilities (“Adjusted EBITDA”).  Our definition of Adjusted EBITDA, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to our financing methods or capital structure.  Similarly, DD&A and impairments are excluded from Adjusted EBITDA as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred.  In addition, changes in fair value attributable to derivative liabilities are excluded from Adjusted EBITDA since these unrealized (gains) losses are not considered to be a measure of asset-operating performance.  Management believes that the presentation of Adjusted EBITDA provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

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

	December 31,
	2012	2011
Reconciliation of Adjusted EBITDA to GAAP Net Income (Loss):
Net income (loss)	$(5,156,891)	$16,752,492
Discontinued operations	8,814,718	(20,482,862)
Income tax provision (benefit)	20,401	—
Interest expense	324,932	658,279
DD&A	33,205	52,700
Change in fair value of derivative liabilities	2,510	(1,691,240)
Loss on litigation	—	(1,069,065)
Gain on settlement of accounts payables	(314,448)	—
(Gain) loss on sale of asset	(419,834)	6,954

Consolidated Adjusted EBITDA	$3,304,593	$(5,772,742)

Liquidity and Capital Resources

Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of December 31, 2012, we have cash and marketable securities, less the cash portion of deposits held in trust, totaling $1,998,263 that we have available, along with cash flow from operations, to provide capital to support the growth of our business, service our debt, and for general working capital requirements.

On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014.  The line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit.  At December 31, 2012 and as of the date of this report, amounts available under the revolving line of credit were $216,645.

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

At any time following the Effective Date of the Restructuring, the Company has the right to redeem any or all of the outstanding shares of Series A Convertible Preferred Stock at its original purchase price of $1.00 per share. Further, the Company is required to redeem outstanding shares of Series A Convertible Preferred Stock, from time-to-time, upon any release to the Company any portion of the $6,250,361 in cash currently being held in the post-closing escrow fund (reported as restricted cash on the accompanying balance sheet at December 31, 2012) in connection with the sale of FDF on May 4, 2012, which mandatory redemption would be made by the Company out of funds legally available therefor to the extent of 100% of the amount of funds released at that time. Each redemption would be applied pro rata among all Series A Holders.

In October 2012, we issued the Dividend Common Shares and Liquidation Adjustment Common Shares to the Series A Holders which was, along with the payment of the restructuring fee, recognized as a charge to retained earnings as a dividend and a reduction to earnings available to common shareholders for the year ended December 31, 2012.  Accordingly, subsequent to the Effective Date, the Series A Convertible Preferred Stock is presented outside of permanent equity as mezzanine equity on our consolidated balance sheets.

Redemption of 12% Convertible Debenture and 9% Convertible Debenture

On June 13, 2012, pursuant to the terms of the debentures, we redeemed, in full, the outstanding 9% and 12% Convertible Debentures totaling $3.2 million. Accordingly, we are no longer obligated under these notes including the payment of any interest.

Other Financings

In March 2006, NYTEX Petroleum LLC entered into a $400,000 revolving credit facility (“Facility”) with one of its founding members to be used for operational and working capital needs. In August 2008, the revolving nature of the Facility was terminated, with the then unpaid principal balance of $295,000 on the Facility effectively becoming a note payable to the non-executive founding member. The Facility was amended to provide for interest, payable monthly, at 6% per annum, a security interest in the assets of NYTEX Petroleum LLC (now NYTEX Petroleum) and the personal guarantee of NYTEX Petroleum LLC’s two founding members.  In May 2009, the Facility was further amended pursuant to a letter agreement such that principal and any unpaid interest on the note payable to the non-executive founding member was to be paid in full upon completion of the $5,850,000 private placement of common stock, which had not occurred as of February 18, 2010.  The letter agreement was further amended as of February 18, 2010, to require monthly principal payments of $3,000 plus interest for eighteen months beginning March 1, 2010 and ending September 1, 2011.  At the end of this eighteen-month period, the remaining principal balance and any unpaid interest were due in a lump sum.  There was no penalty for early payment of principal.  In August 2011, the facility was further amended, extending the maturity date to September 1, 2012.  In September

2012, the facility was paid in full.

In August 2011, we entered into a $200,000 promissory note with a third party.  The promissory note was due in full along with accrued, unpaid interest at the fixed rate of 18% at maturity, on November 24, 2011.  As an inducement to enter into the promissory note, we agreed to pay the holder of the promissory note a one-time fee of $11,000 and 20,000 shares of our common stock, which would was paid on maturity.  Both of these items were accounted for as a premium to the promissory note.  During the first quarter of 2012, the promissory note was paid in full.

In July 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014.  Payments of interest only are payable monthly with any outstanding principal and interest due in full, at maturity.  The revolving line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit nor are there any prepayment penalties.  In September 2012, we drew $108,355 from the revolving line of credit, primarily to pay in full, the 6% Related Party Loan.  At December 31, 2012, amounts available under the revolving line of credit were $216,645.

Cash Flows

The following table summarizes our cash flows and has been derived from our audited financial statements for the years ended December 31, 2012 and 2011.

	December 31,
	2012	2011
Cash flows provided by operating activities	$3,936,339	$2,134,034
Cash flow provided by (used in) investing activities	3,984,119	(4,252,401)
Cash flow provided by (used in) financing activities	(6,446,889)	1,919,686

Net increase (decrease) in cash and cash equivalents	1,473,569	(198,681)
Beginning cash and cash equivalents	10,817	209,498

Ending cash and cash equivalents	$1,484,386	$10,817

Cash flows from operating activities increased from a cash inflow of $2,134,034 for the year ended December 31, 2011 to a cash inflow of $3,936,339 for the year ended December 31, 2012 mainly due to a net increase of $3,611,469 in working capital in the current year compared to a net decrease of $1,274,039 in the prior year.  This represents a net cash inflow of $4,885,508, which was offset by a net loss in the current year of $5,156,891 compared to net income of $16,752,492 in the prior year.  The increase in cash inflows was further offset by changes in non-cash adjustments affecting earnings including a $5,671,671 decrease in depreciation, depletion, and amortization, a $33,172,576 increase in change of fair value of derivatives, $2,006,922 from the net sale of oil and gas interests, a $314,448 from a gain on the settlement of accounts payable, and a gain on the sale of assets of $491,400.

Cash flows provided in investing activities increased by $8,236,520 for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of cash received as part of the disposition of FDF in May 2012.  During 2012, we had $317,039 and $618,747 of additions to property and equipment and investments in oil and gas properties, respectively, compared to $5,761,498 and $0, respectively, for the prior year.

Cash flows used by financing activities decreased by $8,366,575 for the year ended December 31, 2012 to cash used of $6,446,889 compared to cash flows provided by financing activity of $1,919,686 for the year ended December 31, 2011.  This change was primarily a result of the redemption of the convertible debentures during 2012 of $3,208,014 as well as an overall reduction in borrowings under notes payables of $3,738,878 when compared to the prior year.

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation, depletion, and amortization (“DD&A”).  Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized.  Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of properties and equipment, net of the related accumulated DD&A, is removed and, if appropriate, gain or loss is recognized in the respective period’s consolidated statement of operations.

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

We evaluate impairment of our oil and gas properties on a property-by-property basis and estimate the fair value based on discounted cash flows expected to be generated from the production of proved reserves.  We did not have any impairment charges for the years ended December 31, 2012 and 2011.

Deposits Held in Trust

We record a liability for funds held on behalf of outside investors in oil and gas exploration projects, which are to be paid to the project operator as capital expenditures are billed.  The liability is reduced as we make payments on behalf of those outside investors to the operator of the project.

Asset Retirement Obligations

We recognize liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost.  The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.  As of December 31, 2012 and 2011, we did not have any obligation related to asset retirements.

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

Revenue Recognition

Revenues from the sales of natural gas and crude oil are recorded when product delivery occurs and title and risk of loss pass to the customer, the price is fixed or determinable, and collection is reasonably assured.  Revenues from land services are recorded when title work is completed and the customer has been invoiced for services provided.  Revenues from the sale of interests in oil and gas properties are recorded once a formal agreement has been reached and the agreement has been consummated through the exchange of any consideration.  Revenues from energy staffing are recorded once a formal offer has been provided to the candidate by the hiring company and the candidate has accepted the offer.

The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes the Company may be entitled to, based on the Company’s individual interest in the property.  Periodically, imbalances between production and nomination volumes can occur for various reasons.  In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded when determined.  If an imbalance exists at the time the wells’ reserves are depleted, settlements are made among the joint interest owners under a variety of arrangements.

Discontinued Operation

The consolidated financial statements present the operations of our former oilfield services segment (FDF) as discontinued operations in accordance with ASC 205-20-55 for all periods presented.

Recent Accounting Pronouncements

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012 and the adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In 2011, the FASB issued accounting ASU No. 2011-05 as amended by ASU No. 2011-12 that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The ASUs do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. The provisions for this pronouncement were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASUs 2011-05 and 2011-12 did not have a material impact on our results of operations, financial position, or cash flows.

In February 2012, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. We are required to apply this guidance prospectively beginning with our first quarterly filing in 2013. The adoption of this new guidance is not expected to impact our financial position or statement of operations, other than changes in presentation.

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

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2012.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the chief executive officer and chief financial officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

During the year ended December 31, 2012, our management completed corrective actions to remediate certain of the material weaknesses identified in our 2011 Annual Report on Form 10-K.  Specifically, the following actions were taken with respect to the following identified material weakness:

•                  The Company did not maintain effective controls over accounting for income taxes, including the determination and reporting of deferred income taxes and the related income tax provision.  During 2012, we engaged and have continued to engage a third-party accounting firm to assist us in tax accounting and reporting.  In addition, this third-party accounting firm assisted us in the execution of this remediation.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any other changes in our internal control over financial reporting during the year ended December 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Executive Officers

Our named executive officers include:

Name	Age	Position
Michael K. Galvis	56	President, Chief Executive Officer and Director of NYTEX
Bryan A. Sinclair	48	Vice President and Chief Financial Officer of NYTEX

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

Bryan A. Sinclair was appointed Vice President and Chief Financial Officer effective November 14, 2011.  Mr. Sinclair joined the Company in March 2011 as Vice President of Finance.  Prior to joining NYTEX, Mr. Sinclair worked at Behringer Harvard as Chief Accounting Officer for Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity REIT II, Inc. from 2007 to 2010.  Prior to joining Behringer Harvard, Mr. Sinclair worked at Celanese Corporation (CE:NYSE) as Director-Global SOX Risk and Control from 2005 to 2007. From 2002 to 2005, Mr. Sinclair served as Corporate Controller for Lone Star Technologies, Inc., a Dallas-based provider of oilfield tubulars and services. From 1993 to 2002, Mr. Sinclair worked in the Dallas office of PricewaterhouseCoopers, the last three years serving as a manager in their audit/attestation practice.  Mr. Sinclair received a Bachelor of Sciences — Finance degree from Arizona State University and a Bachelor of Arts — Accounting degree from the University of Arizona. Mr. Sinclair is a certified public accountant in the State of Texas. Mr. Sinclair is 48 years old.

Members of Our Board of Directors

During 2012, our directors included:

Name	Age	Position
Michael K. Galvis	56	President, Chief Executive Officer and Director of NYTEX
William G. Brehmer	54	Director
Jonathan Rich	44	Director

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

Jonathan Rich has served as director since November 2010.  Mr. Rich was appointed as director per the terms of the Series A Preferred Stock of the Company.   Mr. Rich has been the Executive Vice President and Head of Investment Banking of National Securities Corporation, a full-service investment banking firm, since July 2008.  Mr. Rich had been the Executive Vice President and Director of Investment Banking of vFinance Investments, Inc. since July 2005, and assumed his current position with National Securities when vFinance was acquired by National Securities in July 2008.  Mr. Rich had previously served as Senior Vice President and Managing Director of Corporate Finance at First Colonial Financial Group since January 2001.  First Colonial Financial was, in turn, acquired by vFinance in July 2005.  Mr. Rich graduated from Tulane University with an interdisciplinary major in economics, political science, history and philosophy and received a joint J.D. / M.B.A. degree from Fordham University with a concentration in corporate finance.

2012 Director Compensation

During the year ended December 31, 2012, directors neither received nor accrued compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.

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

Corporate Governance

Board Meetings and Committees; Annual Meeting Attendance

During 2012, the Company’s Board held 15 regular and special meetings.  None of the members of our Board of Directors attended less than 75 percent of the total number of meetings of the Board of Directors held during 2012.

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

Nominating and Corporate Governance Committee

The Company does not have a standing Nominating and Corporate Governance Committee.  Given the small size of the Company’s Board of Directors, it is the Company’s view that it is appropriate for the entire Board to serve the functions which would otherwise be served by a Nominating and Corporate Governance Committee.  The Board does not currently have in place specific procedures by which security holders may recommend nominees to the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of ownership and changes in ownership of our equity securities with the SEC.  To our knowledge, based solely on information furnished to us by such persons, all of our directors and executive officers complied with their filing requirements in 2012.

Item 11.   Executive Compensation

Summary Compensation Table

The following table summarizes the compensation of the named executive officers of the Company and its subsidiaries for the years ended December 31, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(5)	Total ($)

Michael K. Galvis, President and CEO(3)	12/31/12	$250,000	$203,950	$0	$9,900	$463,850
	12/31/11	$333,809	$7,000	$0	$29,546	$370,355

Bryan A. Sinclair, VP & CFO(4)	12/31/12	$160,000	$84,000	$17,000	$0	$261,000
	12/31/11	$130,909	$24,000	$18,667	$0	$173,576

(1)                                   All bonuses are discretionary based on each individual executive’s performance as determined by the Company.

(2)                                   Stock awards granted to Mr. Sinclair in 2012 and 2011 are valued at a weighted average of $0.41 per share and $1.12 per share of common stock, respectively.

(3)                                   Mr. Galvis’ base salary is comprised of $250,000 under an employment agreement with the Company for his role as President and CEO of the Company.  Prior to May 10, 2011, Mr. Galvis salary included an additional $275,000 under an employment agreement with FDF for his role as Chairman of FDF.

(4)                                   Mr. Sinclair joined the Company as Vice President — Finance in March 2011.  Mr. Sinclair was appointed Vice President and Chief Financial Officer on November 14, 2011.

(5)                                 Mr. Galvis’ NYTEX employment agreement contemplates a car allowance which equals in the aggregate approximately $825 per month.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A summary of the Employment Agreements of our Named Executive Officers follows:

Agreements with Michael K. Galvis.  On April 28, 2009, the Company entered into an employment agreement with Mr. Galvis (the “NYTEX Employment Agreement”).  On November 22, 2010, the NYTEX Employment Agreement was amended to modify Mr. Galvis’s compensation.  The NYTEX Employment Agreement provides for an annual base salary of $250,000 per year, an auto allowance of $825 per month, health insurance allowance of approximately $1,500 per month and incentive compensation to be determined from time to time by the Company’s board of directors.  Any award of restricted stock made to Mr. Galvis is subject to non-transferability and forfeitability, and vests over a three year period in equal amounts per year.

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

Outstanding Equity Awards at Fiscal Year-End Table

Stock Awards

Name	Number of Shares or Units That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Bryan A. Sinclair, Vice President and CFO(1)	66,666	$33,333	—	$—

(1)                     Mr. Sinclair was awarded 50,000 shares and 75,000 shares of common stock during 2012 and 2011, respectively, which vest over three years in equal installments. Mr. Sinclair is eligible to receive a grant of 75,000 shares of common stock in calendar year 2013.  For more information, see Narrative to Summary Compensation Table.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table lists stock ownership of the Company’s common stock as of February 28, 2013.  The information includes beneficial ownership by (i) holders of more than 5% of common stock, (ii) each of the directors who beneficially own shares of common stock and executive officers and (iii) all directors and executive officers as a group. Each person or entity named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned.

		Amount and nature
Title	Name and address of	of beneficial		Percent
of class	beneficial owner	ownership		of class
Beneficial Owners of More than 5% of Company’s Equity
Common Stock	Diana Istre Francis 416 North Avenue K Crowley, LA 70526	2,058,125		7.7%

Common Stock	Buccel, LLC 9 Hidden Hollow Terrace Holmdel, NJ 07733	1,976,179		7.4%

Executive Officers and Directors of the Company
Common Stock	Michael K. Galvis President and CEO of NYTEX 12222 Merit Drive Suite 1850 Dallas, TX 75251	8,007,258		30.0%

Common Stock	Bryan A. Sinclair VP and CFO of NYTEX 12222 Merit Drive Suite 1850 Dallas, TX 75251	112,378	(1)	0.4%

Common Stock	William Brehmer Director of NYTEX 12222 Merit Drive Suite 1850 Dallas, TX 75251	1,013,425		3.8%

Common Stock	Jonathan Rich Director of NYTEX 330 Madison Ave., 18th Floor New York, NY 10017	10,140		<0.1%

	All officers and directors as a group (4 persons)	9,143,201		34.3%

(1)         Includes 66,666 shares of restricted stock subject to vesting

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Director Independence

The standards relied upon by the Company in determining whether a director is “independent” are those of the NASDAQ.  NASDAQ Rules define an “Independent Director” as a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Examples of persons who would not be considered independent include:  (a) a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- and mother-in-law, son- and daughter-in-law and anyone, other than a domestic employee, sharing the director’s home) is an executive officer of the Company, would not be independent for a period of three years after termination of such relationship; (b) a director who receives, or whose immediate family member receives, compensation of more than $120,000 during any period of twelve consecutive months from the Company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount; (c) a director who is or who has an immediate family member who is, a current partner of the Company’s outside auditor or who was, or who has an immediate family member who was, a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years would not be independent until a period of three years after the termination of such relationship; (d) a director who is, or whose immediate family member is, employed as an executive officer of another company where any of the Company’s present executive officers serve on the other company’s compensation committee would not be independent for a period of three years after the end of such relationship; and (e) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization that makes payments to, or receives payments from, the Company for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000, or 5% of such other company’s consolidated gross revenues, would not be independent until a period of three years after falling below such threshold.

In applying the above-referenced standards, our Board has determined that only Mr. Jonathan Rich is independent.

Item 14.   Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

Whitley Penn LLP has served as our independent registered public accounting firm since October 2009.  Our management believes that it is knowledgeable about our operations and accounting practices and well qualified to act as our independent registered public accounting firm.

Audit and Other Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm, Whitley Penn LLP, for the audit of our annual financial statements for the years ended December 31, 2012 and 2011:

	2012	2011
Audit fees(1)	$108,000	$185,000
Audit-related fees	—	—
Tax fees(2)	35,000	32,503
All other fees(3)	—	39,600

Total Fees	$143,000	$257,103

(1)Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and  review of financial statements included in our quarterly reports on Form 10-Q and other related regulatory filings.

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

2.              Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our financial statements and related notes.

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

March 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael K. Galvis	President, Chief Executive Officer, and Director	March 20, 2013
Michael K. Galvis

/s/ Bryan A. Sinclair	Vice President and Chief Financial Officer	March 20, 2013
Bryan A. Sinclair

/s/ William G. Brehmer	Director	March 20, 2013
William G. Brehmer

/s/ Jonathan Rich	Director	March 20, 2013
Jonathan Rich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NYTEX Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NYTEX Energy Holdings, Inc. and subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYTEX Energy Holdings, Inc. and subsidiaries, as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 20, 2013

NYTEX ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

	At December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,484,386	$72
Accounts receivable, net	2,539,976	77,159
Marketable securities	514,244	—
Prepaid expenses and other	114,589	31,632
Deferred tax asset, net	3,452	—
Assets from discontinued operations	—	80,733,006
Total current assets	4,656,647	80,841,869

Restricted cash, net of reserve of $1,936,762 (Note 3)	4,313,599	—
Property and equipment, net	681,555	66,112
Deferred financing costs	12,500	1,023,269
Deposits and other	9,296	9,296

Total assets	$9,673,597	$81,940,546

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$743,495	$1,330,121
Deposits held in trust	369	502,106
Revenues payable	230,947	7,700
Debt - current portion	299,767	2,577,484
Liabilities from discontinued operations	—	60,679,065
Total current liabilities	1,274,578	65,096,476

Other liabilities:
Debt	416,016	1,445,935
Derivative liabilities	2,510	—
Deferred tax liabilities	3,452	165,467

Total liabilities	1,696,556	66,707,878

Commitments and contingencies (Note 8)

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; and redemption value of 5,763,869 at December 31, 2012	5,763,869	—

Stockholders’ equity:
Preferred stock, Series A convertible, $0.001 par value; 10,000,000 shares authorized; 5,761,028 issued and outstanding at December 31, 2011	—	5,761
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,652,749 issued and 26,653,158 outstanding at December 31, 2012 and 27,467,723 shares issued and outstanding at December 31, 2011	27,653	27,468
Additional paid-in capital	20,546,744	25,974,600
Treasury stock, at cost: 999,591 and no shares at December 31, 2012 and December 31, 2011, respectively	(1,859,890)	—
Accumulated deficit	(16,506,529)	(10,775,161)
Accumulated other comprehensive income	5,194	—
Total stockholders’ equity	2,213,172	15,232,668

Total liabilities and stockholders’ equity	$9,673,597	$81,940,546

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011
Revenues:
Land services	$3,816,810	$357,863
Oil and gas sales	182,473	349,707
Sale of oil and gas interests	2,006,922	—
Staffing services	117,433	—
Total revenues	6,123,638	707,570

Operating expenses:
Oil & gas lease operating expenses	104,642	70,096
Depreciation, depletion, and amortization	33,205	52,700
General and administrative expenses	2,733,173	4,273,315
Loss on litigation settlement	—	1,069,065
Gain on settlement of accounts payables	(314,448)	—
(Gain) loss on sale of assets, net	(419,834)	6,954
Total operating expenses	2,136,738	5,472,130

Income (loss) from operations	3,986,900	(4,764,560)

Other income (expense):
Interest and dividend income	13,885	1,229
Interest expense	(324,932)	(658,279)
Change in fair value of derivative liabilities	(2,510)	1,691,240
Other	4,885	—
Total other income (expense)	(308,672)	1,034,190

Income (loss) from continuing operations before taxes	3,678,228	(3,730,370)
Income tax provision	(20,401)	—

Income (loss) from continuing operations	3,657,827	(3,730,370)

Discontinued Operations:
Income (loss) from discontinued operations, before taxes	(8,728,028)	21,042,129
Loss on sale of discontinued operation	(1,470,007)	—
Income tax benefit (provision)	1,383,317	(559,267)
Income (loss) from discontinued operations	(8,814,718)	20,482,862

Net income (loss)	(5,156,891)	16,752,492
Non-controlling interest	65,015	—
Net income (loss) attributable to NYTEX Energy Holdings, Inc.	(5,091,876)	16,752,492
Preferred stock dividends	(643,829)	(530,354)

Net income (loss) to common stockholders	$(5,735,705)	$16,222,138

Basic earnings per share:
Income (loss) from continuing operations	$0.14	$(0.14)
Income (loss) from discontinued operations	(0.34)	0.77
Net income (loss)	$(0.20)	$0.63

Net income (loss) attributable to common stockholders	$(0.22)	$0.61

Diluted earnings per share:
Income (loss) from continuing operations	$0.14	$(0.05)
Income (loss) from discontinued operations	(0.34)	0.28
Net income (loss)	$(0.20)	$0.23

Net income (loss) attributable to common stockholders	$(0.20)	$0.23

Weighted average shares outstanding
Basic	25,863,313	26,711,840
Diluted	26,277,045	73,556,473

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2012	2011

Net income (loss) to common stockholders	$(5,735,705)	$16,222,138

Other comprehensive income
Unrealized holding gains on securities available for sale	5,194	—

Other comprehensive income	5,194	—

Comprehensive income (loss) to common stockholders	$(5,730,511)	$16,222,138

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income	Total
Balance at December 31, 2010	5,580,000	$5,580	26,219,665	$26,219	$24,750,200			$(26,997,299)		$(2,215,300)
Issuance of Series A Convertible Preferred Stock	420,000	420			250,610					251,030
Shares issued for warrants exercised			519,073	519	12,741					13,260
Shares issued for share based compensation and services			277,417	278	846,263					846,541
Shares issued for debt converted			76,667	77	114,922					114,999
Shares of Series A Convertible Preferred Stock issued for warrants converted	135,929	136			(136)					—
Shares issued for Series A Convertible Preferred Stock converted	(374,901)	(375)	374,901	375	—					—
Dividends declared								(530,354)		(530,354)
Net income								16,752,492		16,752,492

Balance at December 31, 2011	5,761,028	5,761	27,467,723	$27,468	$25,974,600	—	$—	$(10,775,161)	$—	15,232,668

Shares issued for debt			20,000	20	32,980					33,000
Shares issued for share based compensation and services			165,026	165	106,780					106,945
Treasury Shares acquired						4,230,895	(2,732,342)			(2,732,342)
Stock dividend declared on Series A convertible preferred stock					258,504	(3,231,304)	872,452			1,130,956
Shares of Series A Convertible Preferred Stock issued for warrants converted	2,841	3								3
Acquisition of noncontrolling interest					(68,015)			65,015		(3,000)
Return of equity investment in sub								4,337		4,337
Reclass of Series A Convertible Preferred Stock to mezzanine equity	(5,763,869)	(5,764)			(5,758,105)					(5,763,869)
Comprehensive income (loss):
Unrealized gain on marketable securities									5,194	5,194
Dividends declared								(643,829)		(643,829)
Net loss								(5,156,891)		(5,156,891)
Comprehensive loss to common stockholders										(5,795,526)

Balance at December 31, 2012	—	$—	27,652,749	$27,653	$20,546,744	999,591	$(1,859,890)	$(16,506,529)	$5,194	$2,213,172

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(5,156,891)	$16,752,492
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	3,158,989	8,830,660
Bad debt expense	(42,895)	212,715
Share-based compensation	106,948	742,541
Deferred income taxes	(2,236,043)	331,718
Accretion of discount on asset retirement obligations	—	(50,078)
Amortzation of debt discount	59,611	186,248
Amortization of deferred financing fees	137,343	391,485
Accretion of Senior Series A redeemable preferred stock liability	1,299,495	3,772,727
Change in fair value of derivative liabilities	4,269,510	(28,903,066)
Loss on litigation	—	1,069,065
Gain on settlement of accounts payables	(314,448)	—
Sale of oil and gas interest	(2,006,922)	—
(Gain) loss on sale of assets, net	(419,834)	71,566
Loss on disposal of discontinued operations	1,470,007	—
Change in working capital:
Accounts receivable	729,599	(3,777,570)
Inventories	(219,055)	(259,917)
Prepaid expenses and other	1,405,491	(1,082,700)
Accounts payable and accrued expenses	1,652,020	3,822,767
Deposits held in trust	(30,496)	—
Other liabilities	73,910	23,381

Net cash provided by operating activities	3,936,339	2,134,034

Cash flows from investing activities:
Additions to property and equipment	(317,039)	(5,761,498)
Proceeds from sale of property and equipment	28,530	1,509,097
Investments in oil and gas properties	(618,747)	—
Disposition of FDF	11,653,786
Restricted cash	(6,250,361)	—
Purchase of marketable securities	(509,050)	—
Acquisition of noncontrolling interest	(3,000)	—

Net cash provided by (used in) investing activities	3,984,119	(4,252,401)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	—	12,500
Proceeds from the issuance of Series A convertible preferred stock	—	420,000
Proceeds from the issuance of 9% convertible debentures	—	936,000
Redemption of convertible debentures	(3,208,014)	—
Borrowings under senior facility	29,345,714	85,917,747
Payments under senior facility	(31,112,386)	(86,436,464)
Borrowings under notes payable	348,341	4,087,219
Payments on notes payable	(1,820,544)	(2,966,786)
Issuance costs	—	(50,530)

Net cash provided by (used in) financing activities	(6,446,889)	1,919,686

Net increase (decrease) in cash and cash equivalents	1,473,569	(198,681)
Cash and cash equivalents at beginning of year	10,817	209,498

Cash and cash equivalents at end of year	$1,484,386	$10,817

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 1.  NATURE OF BUSINESS

NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with principal operations centralized in its wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”).  NYTEX Petroleum is an early-stage exploration and production company engaged in the acquisition, development, and production of oil and natural gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs. To access top professionals for its high growth and to meet the booming oil and gas industry’s demand for highly qualified professionals, NYTEX Energy created Petro Staffing Group, LLC, doing business as KS Energy Search Group (“KS Search”), a full-service executive  recruiting and placement agency providing the energy marketplace with full-time professionals.  KS Search sources, evaluates, and delivers quality candidates to address the demand for personnel within the oil & gas industry.  Prior to November 5, 2012, NYTEX Energy owned 80% of KS Search resulting in a non-controlling interest.  On November 5, 2012, NYTEX Energy acquired the remaining 20% interest in KS Search and accordingly, KS Search became a wholly-owned subsidiary of NYTEX Energy.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation, depletion, and amortization (“DD&A”).  Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized.  Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of properties and equipment, net of the related accumulated DD&A, is removed and, if appropriate, gain or loss is recognized in the respective period’s consolidated statement of operations.

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

We evaluate impairment of our oil and gas properties on a property-by-property basis and estimate the fair value based on discounted cash flows expected to be generated from the production of proved reserves.  We did not have any impairment charges for the years ended December 31, 2012 and 2011.

Deposits Held in Trust

We record a liability for funds held on behalf of outside investors in oil and gas exploration projects, which are to be

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

paid to the project operator as capital expenditures are billed.  The liability is reduced as we make payments on behalf of those outside investors to the operator of the project.

Asset Retirement Obligations

We recognize liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost.  The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.  As of December 31, 2012 and 2011, we did not have any obligation related to asset retirements.

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

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, and accrued expenses reported on the accompanying consolidated balance sheets approximates fair value due to their short-term nature.  The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date.  Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments.  As of December 31, 2012 and 2011, we estimate the fair value of our debt to be $715,783 and $4,023,419, respectively.

Non-financial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a business combination, intangible assets and goodwill, and asset retirement obligations.

See Note 10 for fair value measurements included in our accompanying consolidated balance sheets.

Revenue Recognition

Revenues from the sales of natural gas and crude oil are recorded when product delivery occurs and title and risk of loss pass to the customer, the price is fixed or determinable, and collection is reasonably assured.  Revenues from land services are recorded when title work is completed and the customer has been invoiced for services provided.  Revenues from the sale of interests in oil and gas properties are recorded once a formal agreement has been reached and the agreement has been consummated through the exchange of any consideration.  Revenues from energy staffing are recorded once a formal offer has been provided to the candidate by the hiring company and the candidate has accepted the offer.

The Company uses the sales method of accounting for oil and gas revenues.  Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes the Company may be entitled to, based on the Company’s individual interest in the property.  Periodically, imbalances between production and nomination volumes can occur for various reasons.  In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded when determined.  If an imbalance exists at the time the wells’ reserves are depleted, settlements are made among the joint interest owners under a variety of arrangements.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Discontinued Operation

The consolidated financial statements present the operations of our former oilfield services segment (FDF) as discontinued operations in accordance with ASC 205-20-55 for all periods presented.

General and Administrative Expenses

General and administrative expenses are summarized below for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Salary, wages, and benefits	$1,804,332	$1,259,735
Legal, accounting, and professional fees	516,787	2,138,352
Acquistion-related expenses	—	46,595
Contract labor	66,640	43,465
Rent and operating lease expenses	87,973	72,527
Insurance	173,493	79,378
Other	83,948	633,263

	$2,733,173	$4,273,315

Share Based Compensation

We grant share-based awards to acquire goods and/or services, to members of our Board of Directors, and to selected employees.  All such awards are measured at fair value on the date of grant and are recognized as a component of general and administrative expenses in the accompanying consolidated statements of operations over the applicable requisite service periods.

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

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority.  Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority.  We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2012 and 2011.  There were no interest and penalties related to unrecognized tax positions for the years ended December 31, 2012 and 2011.  The tax years subject to examination by tax jurisdictions in the United States are 2008 to 2011.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012 and the adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In 2011, the FASB issued accounting ASU No. 2011-05 as amended by ASU No. 2011-12 that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The ASUs do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. The provisions for this pronouncement were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASUs 2011-05 and 2011-12 did not have a material impact on our results of operations, financial position, or cash flows.

In February 2012, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. We are required to apply this guidance prospectively beginning with our first quarterly filing in 2013. The adoption of this new guidance is not expected to impact our financial position or statement of operations, other than changes in presentation.

NOTE 3.  DISPOSITION OF FDF

As more fully reported on our Form 8-K filed on May 10, 2012, on May 4, 2012, (the “Closing Date”), Acquisition Inc., together with New Francis Oaks, entered into the Merger Agreement with the Purchaser.  Pursuant to the terms of the Merger Agreement, New Francis Oaks merged with and into the Purchaser, and the Purchaser continued as the surviving entity after the merger (the “Disposition” or the “Merger”).  New Francis Oaks owns 100% of the outstanding shares of FDF, and, as a result of the Disposition, we no longer own FDF.

The total consideration for the Merger paid by the Purchaser on the Closing Date was $62,500,000 (the “Merger Proceeds”).  After: (i) an adjustment to the amount of the Merger Proceeds based upon the level of estimated working capital of the Francis Group on the Closing Date; (ii) the payment or provision for payment of all indebtedness of the Francis Group on the Closing Date; (iii) the payment of all indebtedness of Acquisition Inc. on the Closing Date (including under its senior secured credit facility with PNC Bank; (iv) the payment of the Put Payment Amount (as defined below) due to WayPoint Nytex, LLC (“WayPoint”) under the WayPoint Purchase Agreement (as defined below); (v) the payment of all transaction expenses relating to the Merger; (vi) the payment to the Company of $812,500 of accrued management fees and $110,279 of expense reimbursement due and payable to the Company under the Management Services Agreement, dated November 23, 2010, between the Company and FDF (the “Management Agreement”); (vii) the payment of certain transaction bonuses payable to certain FDF employees; and (viii) the Purchaser’s delivery of $6,250,000 of the Merger Proceeds (the “Escrow Fund”) to The Bank of New York Mellon Trust Company, N.A., as escrow agent, to be held in escrow under the Escrow Agreement (as defined below) and reported as restricted cash on the accompanying consolidated balance sheet at December  31, 2012, Acquisition Inc. received on the Closing Date remaining cash transaction proceeds in the amount of approximately $4,481,000.  The Merger Agreement provides that, to the extent that the final amount of working capital of the Francis Group on the Closing Date is greater than the estimated amount of working capital, as determined under the Merger Agreement, the Purchaser will pay to Acquisition Inc. the amount of such working capital surplus, provided that, pursuant to the Omnibus Agreement (as defined below), WayPoint is entitled to receive 87.5% of any such working capital surplus payment.  To the extent that the final amount of working capital of the Francis Group on the Closing Date is less than the estimated amount of working capital, Acquisition Inc. will pay to the Purchaser the amount of such working capital deficit, which payment will be made out of the Escrow Fund, provided that, pursuant to the Omnibus Agreement, WayPoint is obligated to pay to Acquisition Inc. 87.5% of the amount of any such working capital deficit.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

In August 2012, the Purchaser delivered a proposed final closing statement, which included, among other things, a calculation of the final closing date net working capital, to the Company.  Under the terms of the Omnibus Agreement, WayPoint agreed to bear 87.5% of any post-closing working capital deficit and conversely, we granted to WayPoint the authority to make all decisions, including the right to dispute any item contained in the final closing date net working capital, on our behalf with regards to the proposed final closing statement and final closing date net working capital.

In November 2012, WayPoint delivered to the Purchaser a notice of disagreement disputing certain items in the proposed closing statement and calculation of the final closing date net working capital.  In January 2013, NYTEX, WayPoint, and the Purchaser agreed in principal to the final closing statement amounts, along with the calculation of the final closing date net working capital.  Part of this agreement in principal included the planned release of funds from the Escrow Fund to the Purchaser in the amount of $1,936,762 (“Net Payment to Purchaser from Escrow”).

A dispute between NYTEX and WayPoint arose with regards to the amounts due under the Omnibus Agreement to NYTEX with respect to WayPoint’s obligation to bear 87.5% of the Net Payment to Purchaser from Escrow.  Following substantial negotiations, on March 8, 2013, NYTEX and WayPoint agreed to settle this dispute such that WayPoint would pay to NYTEX $1,075,000 to satisfy its obligation under the Omnibus Agreement.  On March 14, 2013, NYTEX was paid $1,075,000 and on March 15, 2013, the Net Payment to Purchaser from Escrow was released to the Purchaser.  As the events that gave rise to both NYTEX’s settlement with WayPoint and the release from escrow of the Net Payment to Purchaser from Escrow existed as of December 31, 2012, the amount paid by WayPoint of $1,075,000 has been recognized as a receivable on the accompanying consolidated balance sheet at December 31, 2012.  In addition, the amount of funds to be released from the Escrow Fund of $1,936,762 has been recognized as a reserve against the restricted cash balance on the accompanying consolidated balance sheet at December 31, 2012.  The difference between the $1,936,762 and $1,075,000 has been

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

recognized as an additional loss on discontinued operations on the accompanying consolidated statement of operations as of December 31, 2012.

NOTE 4.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2012 and 2011 consist of the following:

	December 31,
	2012	2011
Trade receivables	$1,432,295	$36,203
Waypoint receivable	1,075,000	—
Other	40,641	40,956
Total accounts receivable	2,547,936	77,159
Allowance for doubtful accounts	(7,960)	—

Accounts receivable, net	$2,539,976	$77,159

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011 consist of the following:

	December 31,
	2012	2011
Equipment	$101,770	$98,453
Oil and gas properties	757,920	128,626

Total property & equipment	859,690	227,079
Accumulated depreciation & depletion	(178,135)	(160,967)

Property & equipment, net	$681,555	$66,112

Depreciation and depletion from continuing operations related to our property and equipment was $33,205 and $49,180 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6.  DERIVATIVE LIABILITIES

The following summarizes our derivative liabilities at December 31, 2012 and 2011:

	December 31,
	2012	2011
Warrrants - Series A Convertible Preferred Stock	$2,510	$—
Total derivative liabilities	$2,510	$—

At December 31, 2012, we had one derivative on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock.  The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock include an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share.  Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At December 31, 2012 and December 31, 2011, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $2,510 and $0, respectively.

Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the years ended December 31, 2012 and 2011, and are not taxable or deductible for income tax purposes.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 7.  DEBT

A summary of our outstanding debt obligations at December 31, 2012 and 2011 is presented as follows:

	December 31,
	2012	2011
18% Demand Note due November 2011	$—	$244,000
6% Related Party Loan due September 2012	—	138,000
12% Convertible Debentures due October 2012	—	2,032,501
9% Convertible Debentures due February 2014	—	1,173,013
7.5% Secured Equipment Loan due February 2016	—	27,781
5.5% Insurance Financing due August 2013	55,484	—
Revolving Line of Credit due July 2014	108,355	—
Francis Promissory Note (non-interest bearing) due October 2015	292,938	385,824
Promissory Note (non-interest bearing) due December 2015	241,453	—
7.5% Secured Equipment Loan due March 2016	17,553	22,300

Total debt	715,783	4,023,419
Less: current maturities	(299,767)	(2,577,484)

Total long-term debt	$416,016	$1,445,935

Carrying values in the table above include net unamortized debt discount of $183,109 and $216,676 at December 31, 2012 and 2011, respectively, which is amortized to interest expense over the terms of the related debt.

Debt maturities as of December 31, 2012, excluding discounts, are as follows:

2013	$299,767
2014	353,035
2015	245,108
2016	982
2017	—
2018 and thereafter	—
Unamortized Discount	(183,109)
$715,783

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

On June 13, 2012, pursuant to their terms we redeemed the 12% Convertible Debentures in full.

$1.17 Million 9% Convertible Debentures

In February 2011, we issued 9% Convertible Debentures (“9% Convertible Debenture”) due January 2014 in exchange for $237,000 in demand notes and additional working capital.  Interest only was payable monthly at the annual rate

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

of 9% with any accrued and unpaid interest along with the unpaid principal due at maturity.  The 9% Convertible Debenture was convertible to the Company’s common stock at any time at the fixed conversion price of $2.50 per share, subject to certain adjustments including stock dividends and stock splits.  We had the option, at any time, to redeem the outstanding 9% Convertible Debentures in cash equal to 100% of the original principal amount plus accrued and unpaid interest.

On June 13, 2012, pursuant to their terms, we redeemed the 9% Convertible Debentures in full.

Francis Promissory Note

In connection with the FDF acquisition, on November 23, 2010, we entered into a promissory note payable to a former interest holder of FDF (“Francis Promissory Note”) in the face amount of $750,000.  The Francis Promissory Note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015.  For the years ended December 31, 2012 and 2011, we have recorded the Francis Promissory Note as a discounted debt of $292,938 and $385,824, respectively, using an imputed interest rate of 9%.

Related Party Loan

In March 2006, NYTEX Petroleum LLC entered into a $400,000 revolving credit facility (“Related Party Loan”) with one of its founding members to be used for operational and working capital needs.  Effective with the execution of an amended letter agreement on August 25, 2008, the revolving nature of the Facility was terminated, with the then unpaid principal balance of $295,000 on the Related Party Loan effectively becoming a note payable to the founding member.  The Related Party Loan was amended to provide for interest, payable monthly, at 6% per annum, a security interest in the assets of NYTEX Petroleum LLC (now NYTEX Petroleum), and a personal guarantee by NYTEX Petroleum LLC’s two founding members.  The terms of the Related Party Loan were further amended, requiring monthly principal payments of $3,000 plus interest for eighteen months beginning March 1, 2010 and ending September 1, 2011.  At the end of the eighteen month period, the remaining principal balance and any unpaid interest were due in a lump sum. In August 2011, the facility was further amended, extending the maturity date to September 1, 2012.  There is no penalty for early payment of principal.

In September 2012, we paid the outstanding balance due on the Related Party loan in full.  For the years ended December 31, 2012 and 2011, interest expense related to the 6% Related Party Loan totaled $5,233 and $6,102, respectively.

Revolving Line of Credit

In July 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014.  Payments of interest only are payable monthly with any outstanding principal and interest due in full, at maturity.  The revolving line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit nor are there any prepayment penalties.  In September 2012, we drew $108,355 from the revolving line of credit, primarily to pay in full, the 6% Related Party Loan.  At December 31, 2012, amounts available under the revolving line of credit were $216,645.

Other Loans

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

In November 2012, we entered into a promissory note with a third party to finance premiums related to certain insurance policies.  The promissory note bears an annual interest rate of 5.5% with principal and interest payments of $8,109 due monthly through maturity in August 2013.

In December 2012, we entered into an unsecured, non-interest bearing promissory note with a former vendor in the amount of $342,500 as a settlement for outstanding payables due to the former vendor.  The promissory note required an initial payment of $75,000 with monthly payments of $7,430.55 due through maturity, on December 31, 2015.  For the year ended December 31, 2012, we have recorded the promissory note as a discounted debt of $241,453, using an imputed interest rate of 7.5%.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain equipment and office space under non-cancelable operating leases which provide for minimum annual rentals.  Future minimum obligations under these lease agreements at December 31, 2012 are as follows:

2013	$80,234
2014	81,583
2015	71,791
2016	58,283
2017	—
Thereafter	—

$291,891

Total lease rental expense from continuing operations for the years ended December 31, 2012 and 2011 was $87,973 and $72,527, respectively.

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

NOTE 9.  STOCKHOLDERS’ EQUITY

The authorized capital of NYTEX Energy consists of 200 million shares of common stock, par value $0.001 per share; and 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share.  The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.  Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.  For the years ended December 31, 2012 and 2011, we issued no shares and 374,901 shares, respectively, of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Other Common Stock Issuances

For the years ended December 31, 2012 and 2011, we issued 165,026 and 277,417 shares, respectively, of our common stock to certain employees and individuals.  The fair value of the shares for the years ended December 31, 2012 and 2011 of approximately $106,945 and $846,541, respectively, was recorded as professional fees or stock-based compensation in the accompanying consolidated statements of operations.

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

At any time following the Effective Date of the Restructuring, the Company has the right to redeem any or all of the outstanding shares of Series A Convertible Preferred Stock at the original purchase price of $1.00 per share. Further, the Company is required to redeem outstanding shares of Series A Convertible Preferred Stock, from time-to-time, upon any release to the Company of any portion of the $6,250,361 currently being held in the post-closing escrow fund (reported as restricted cash on the accompanying balance sheet at December 31, 2012) in connection with the sale of FDF on May 4, 2012, which mandatory redemption would be made by the Company out of funds legally available therefor to the extent of 100% of the amount of funds released at that time. Each redemption would be applied pro rata among all Series A Holders.

In October 2012, we issued the Dividend Common Shares and Liquidation Adjustment Common Shares to the Series A Holders, and along with the payment of the restructuring fee, were recognized as a charge to retained earnings as a dividend and a reduction to earnings available to common shareholders for the year ended December 31, 2012.  Accordingly, subsequent to the Effective Date, the Series A Convertible Preferred Stock is presented outside of permanent equity as mezzanine equity on the accompanying consolidated balance sheets.

Treasury Stock

As more fully discussed in Note 3, on May 4, 2012, in accordance with the Settlement Agreement effective with the disposition of FDF, we received as an assignment a total of 3,230,895 shares of the Company’s common stock.  On June 5, 2012, Michael K. Galvis, the Company’s President and Chief Executive Officer, surrendered one million shares of common stock pursuant to an agreement entered into with the Company on November 23, 2010.  All such shares are being held as treasury stock at cost.  In October 2012, 3,231,304 shares were re-issued from treasury to Series A Holders in connection

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

with the Restructuring described above.

Warrants

In connection with the private placement offering of Series A Convertible Preferred Stock, during the year ended December 31, 2011, we issued warrants to the holders to purchase up to 126,000 shares of common stock at an exercise price of $2.00 per share.  The warrants may be exercised for a period of three years from the date of grant.  The aggregate fair value of warrants issued during the year ended December 31, 2011 was $118,440.  There were no warrants issued during the year ended December 31, 2012.

In addition, during the year ended December 31, 2011, we issued warrants to purchase up to 16,800 shares of Series A Convertible Preferred Stock to the placement agent of the private placement offering of Series A Convertible Preferred Stock.  The warrants may be exercised for a period of three years from date of grant at an exercise price of $1.00 per share.  The aggregate fair value of these warrants on the date of grant was approximately $15,792 using the Monte Carlo simulation.

For the year ended December 31, 2012, we did not issue any shares of common stock related to the exercise of warrants granted in connection with the issuance of Series A Convertible Preferred Stock.  During the first quarter 2012, we extended the exercise dates on these warrants for an additional 24 months from the original effective date of the warrant.

On May 4, 2012, as a condition to the disposition of FDF, the Purchaser and Control Warrants held by WayPoint were forfeited and terminated.

The fair value of our warrants is determined using the Black-Scholes option pricing model and the Monte Carlo simulation.  The expected term of each warrant is estimated based on the contractual term or an expected time-to-liquidity event.  The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility.  The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant.  A summary of warrant activity for the years ended December 31, 2012 and 2011 is as follows:

	For the Years Ended December
	2012		2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	46,335,949	$0.13	44,061,330	$0.18
Issued	—	—	142,800	1.88
Adjustment for WayPoint Warrant	—	—	3,283,224	0.01
Exercised	(3,600)	1.27	(1,151,405)	1.87
Forfeited or expired	(41,583,659)	0.01	—	—
Outstanding at end of period	4,748,690	$1.18	46,335,949	$0.13

NOTE 10.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, derivative liabilities, and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.  The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date.  Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments.  As of December 31, 2012 and 2011, we estimate the fair value of our debt to be $715,783 and $4,023,419, respectively.

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

For the years ended December 31, 2012 and 2011, the fair value of the derivative liabilities from continuing operations increased by an aggregate of $2,510 and $0, respectively.  These amounts were recorded within other income (expense) in the accompanying consolidated statements of operations.

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity.  Realized gains and losses from securities classified as available-for-sale are included in income.  We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs.  As of December 31, 2012, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Fair
	Basis	Gains	Losses	Value
Available For Sale
Fixed-income mutual funds	$490,000	$5,194	$—	$495,194
Money-market funds	19,050	—	—	19,050

	$509,050	$5,194	$—	$514,244

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  Realized earnings were $11,737 for the year ended December 31, 2012.  We did not have any marketable securities during year ended December 31, 2011.

In accordance with ASC Topic 320, Investments — Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the year ended December 31, 2012.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized below:

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2012
Marketable securities	$514,244	$514,244	$—	$—
Derivative liabilities	$2,510	$—	$—	$2,510

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2011
Derivative liabilities	$—	$—	$—	$—

Balance, December 31, 2011	$—
Change in derivative liabilities	2,510
Issuance of warrant derivative	—
Balance, December 31, 2012	$2,510

Balance, December 31, 2010	$1,573,560
Change in derivative liabilities	(1,573,560)
Issuance of warrant derivative	—
Balance, December 31, 2011	$—

NOTE 11.  INCOME TAXES

For the years ended December 31, 2012 and 2011, we had income from continuing operations before income taxes of $3,678,228 and a loss from continuing operations before income taxes of $3,730,370, respectively.  For the year ended December 31, 2011, current and deferred tax amounts were related to discontinued operations.  Therefore, there is no income tax benefit (provision) from continuing operations for the prior year ended December 31, 2011.  The components of the income tax benefit (provision) from continuing operations are as follows:

	December 31,
	2012	2011
Current:
Federal	$(163,642)	$—
State	(22,226)	—

	(185,868)	—
Deferred:
Federal	165,467	—
State	—	—

	165,467	—

Income tax provision from continuing operations	$(20,401)	$—

At December 31, 2012, we have accumulated net operating losses totaling $6,795,211.  The net operating loss carryforwards will begin to expire in 2028 if not utilized.  Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets related to our net operating losses will not be fully realized.  Accordingly, we have provided a valuation allowance against those deferred tax assets at December 31, 2012 and 2011.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) from continuing operations before income taxes.  The sources of these differences are as follows:

	December 31,
	2012	2011

Expected income tax benefit (expense) based on U.S. statutory rate	$(1,287,380)	$1,305,630
State income taxes (net of federal income tax benefit)	(22,226)	—
Permanent differences	(2,083)	(3,182)
Other	32,519	(5,908)
Valuation allowance	1,258,769	(1,296,540)

Income tax benefit (provision)	$(20,401)	$—

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$2,378,324	$4,262,087
Impairment of oil and gas properties	51,617	61,550
Fair value of derivative	1,075	—
Accretion expense	1,232	—
Other	373,939	1,455,173
Capital loss carryforward	4,612,359	730,774
Valuation allowance on deferred tax assets	(7,271,523)	(6,012,754)
Total deferred tax assets	147,023	496,830

Deferred tax liabilities:
Property, plant, and equipment	(133,178)	(100,721)
Fair value of derivative	2,947	—
Other	(16,792)	(561,576)
Total deferred tax liabilities	(147,023)	(662,297)

Net deferred tax liability	$—	$(165,467)

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	December 31,
	2012	2011
Current deferred tax asset, net	$3,452	$—
Non-current deferred tax liability, net	(3,452)	(165,467)

	$—	$(165,467)

We are subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, state and/or local income tax examinations by authorities for the tax years before 2008.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 12.  EARNINGS PER SHARE

The following table reconciles net income (loss) and common shares outstanding used in the calculations of basic and diluted earnings (loss) per share.

	December 31,
	2012	2011
Basic net income (loss) per share:
Net earnings (loss) from continuing operations	$3,657,827	$(3,730,370)
Net earnings (loss) from discontinued operations	(8,814,718)	20,482,862

Net earnings (loss)	$(5,156,891)	$16,752,492
Noncontrolling interest	65,015	—
Attributable to preferred stockholders	(643,829)	(530,354)

Net income (loss) attributable to common stockholders	$(5,735,705)	$16,222,138

Weighted average common shares outstanding, basic	25,863,313	26,711,840

Basic earnings per share:
Continuing operations	$0.14	$(0.14)
Discontinued operations	(0.34)	0.77

Net income (loss)	$(0.20)	$0.63
Net loss attirbutable to noncontrolling interest	—	—
Attributable to preferred shareholders	(0.02)	(0.02)

Net income (loss) attributable to common stockholders	$(0.22)	$0.61

Diluted net income (loss) per share:
Net earnings (loss) from continuing operations	$3,657,827	$(3,730,370)
Net earnings (loss) from discontinued operations	(8,814,718)	20,482,862

Net earnings (loss)	$(5,156,891)	$16,752,492
Noncontrolling interest	65,015	—

Net income (loss) attributable to common stockholders	$(5,091,876)	$16,752,492

Weighted average common shares outstanding, basic	25,863,313	26,711,840
Plus: incremental shares from assumed conversions
Effect of dilutive warrants	413,732	43,637,257
Effect of dilutive convertible preferred stock	—	3,207,376

Shares used in calcuating diluted loss per share	26,277,045	73,556,473

Diluted earnings per share:
Continuing operations	$0.14	$(0.05)
Discontinued operations	(0.34)	0.28

Net income (loss)	$(0.20)	$0.23
Noncontrolling interest	—	—

Net income (loss) attributable to common stockholders	$(0.20)	$0.23

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

A total of 10,089,315 and 521,179 shares of common stock equivalents were excluded from the calculation of diluted earnings per share for the years ended December 31, 2012 and 2011, respectively, as the effect of including such shares was antidilutive.

NOTE 13.  DISCONTINUED OPERATIONS

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

We recognized a loss of approximately $1,470,000 from the sale transaction during the second quarter of 2012, which represents the excess of the sale price over the book value of the assets sold.

We determined that the disposition of FDF met the definition of a discontinued operation.  As a result, this business has been presented as a discontinued operation for all periods.  Financial information for the discontinued operation was as follows:

	For the Years Ended December
	2012 (1)	2011
Revenues
Oilfield Services	$24,077,027	$74,273,049
Drilling Fluids	3,576,111	10,280,622

Total revenues	27,653,138	84,553,671

Expenses
Cost of goods sold - drilling fluids	1,325,674	2,999,573
Depreciation and amortization	3,126,243	8,777,960
Selling, general, and administrative expenses	24,605,436	70,823,477
Loss on sale of assets	75,692	64,612
Interest expense	1,687,504	4,271,982
Change in fair value of derivative liabilities	4,267,000	(27,211,826)
Accretion of preferred stock liability	1,299,495	3,772,727
Other	(5,878)	13,037

Total expenses	36,381,166	63,511,542

Income (loss) before income taxes	$(8,728,028)	$21,042,129

(1) Activity for 2012 is through May 4, 2012, the date of the FDF disposition.

	May 4, 2012	December 31, 2011

Current Assets	$16,434,891	$20,578,238
Property, plant, and equipement, net	38,627,582	40,968,628
Goodwill / intangible assets	17,959,829	18,473,464
Deferred financing cost	554,538	599,807
Other assets	173,148	112,869
Total assets	$73,749,988	$80,733,006

Current liabilities	$41,733,594	$40,645,850
Long-term debt	810,244	1,269,328
Senior Series A redeemable preferred stock	5,428,535	4,170,959
Deferred income taxes	13,486,361	14,592,928
Stockholder’s equity (deficit)	12,291,254	20,053,941
Total liabilities and stockholder’s equity	$73,749,988	$80,733,006

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 14.  SEGMENT INFORMATION

Our primary business segments are vertically integrated within the oil and gas industry.  These segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements.  Our two reportable operating segments are oil and gas exploration and professional staffing services.  The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and NGLs.   The energy staffing segment consists of KS Search, which is a full-service staffing agency providing the energy marketplace with temporary and full-time professionals.  The oilfield services segment, which consisted solely of the operations of FDF, was disposed of on May 4, 2012, and is no longer reflected within segment information.

The following tables present selected financial information of our operating segments for the years ended December 31, 2012 and 2011.  Information presented below as “Corporate, Other, and Intersegment Eliminations” includes results from operating activities that are not considered operating segments, as well as corporate and certain financing activities.

For the year ended December 31, 2012, we had two customers that accounted for more than 10% of our total consolidated revenues at a rate of 31% and 20% respectively.  For the year ended December 31, 2011, we had two customers that accounted for more than 10% of our total consolidated revenues at a rate of 22% and 10%, respectively.

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
Year Ended December 31, 2012:
Revenues:
Land services	$3,816,810	$—	$—	$3,816,810
Oil & gas sales	182,473	—	—	182,473
Sale of oil and gas interests	2,006,922	—	—	2,006,922
Staffing services	—	117,433	—	117,433
Total Revenues	6,006,205	117,433	—	6,123,638

Expenses and other, net:
Lease operating expenses	104,642	—	—	104,642
Depreciation, depletion, and amortization	31,589	459	1,157	33,205
Selling, general and administrative expenses	228,212	456,894	2,048,067	2,733,173
Gain on settlement of accounts payables	—	—	(314,448)	(314,448)
Gain on sale of assets	(419,834)	—	—	(419,834)
Change in fair value of derivative liabilities	—	—	2,510	2,510
Interest and dividend income	—	—	(13,885)	(13,885)
Interest expense	56,688	—	268,244	324,932
Other	(4,885)	—	—	(4,885)
Total expenses and other, net	(3,588)	457,353	1,991,645	2,445,410

Loss before income taxes	6,009,793	(339,920)	(1,991,645)	3,678,228
Income tax (provision) benefit	(22,226)	—	1,825	(20,401)
Net income (loss)	$5,987,567	$(339,920)	$(1,989,820)	$3,657,827

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
Year Ended December 31, 2011:
Revenues:
Land services	$357,863	$—	$—	$357,863
Oil & gas sales	349,707	—	—	349,707
Staffing services	—	—	—	—
Total Revenues	707,570	—	—	707,570

Expenses and other, net:
Lease operating expenses	70,096	—	—	70,096
Depreciation, depletion, and amortization	52,513	—	187	52,700
Selling, general and administrative expenses	616,863	—	3,656,452	4,273,315
Loss on litigation settlement	965,065	—	104,000	1,069,065
Gain on sale of assets	5,004	—	1,950	6,954
Interest income	(836)	—	(393)	(1,229)
Interest expense	106,838	—	551,441	658,279
Change in fair value of derivative liabilities	—	—	(1,691,240)	(1,691,240)
Total expenses and other, net	1,815,543	—	2,622,397	4,437,940

Loss before income taxes	(1,107,973)	—	(2,622,397)	(3,730,370)
Income tax provision	—	—	—	—
Net loss	$(1,107,973)	$—	$(2,622,397)	$(3,730,370)

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
As of December 31, 2012:
Current Assets	$2,780,912	$69,668	$1,806,067	$4,656,647
Restricted cash	—	—	4,313,599	4,313,599
Property, plant, and equipement, net	642,347	4,227	34,981	681,555
Deferred financing cost	—	—	12,500	12,500
Other assets	9,296	—	—	9,296
Total assets	$3,432,555	$73,895	$6,167,147	$9,673,597

Current liabilities	$485,604	$18,800	$770,174	$1,274,578
Long-term debt	12,437	—	403,579	416,016
Derivative liabilities	—	—	2,510	2,510
Deferred income taxes	3,452	—	—	3,452
Mezzanine equity	—	—	5,763,869	5,763,869
Stockholder’s equity (deficit)	2,931,062	55,095	(772,985)	2,213,172
Total liabilities and stockholder’s equity	$3,432,555	$73,895	$6,167,147	$9,673,597

Additions to long-lived assets	$618,747	$4,686	$30,702	$654,135

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
As of December 31, 2011:
Current Assets	$77,159	$—	$31,704	$108,863
Property, plant, and equipement, net	60,676	—	5,436	66,112
Goodwill / intangible assets	—	—	—	—
Deferred financing cost	—	—	1,023,269	1,023,269
Other assets	9,296	—	—	9,296
Total assets	$147,131	$—	$1,060,409	$1,207,540

Current liabilities	$752,382	$—	$3,665,029	$4,417,411
Long-term debt	1,212,611	—	233,324	1,445,935
Deferred income taxes	—	—	165,467	165,467
Stockholder’s equity (deficit)	(1,817,862)	—	(3,003,411)	(4,821,273)
Total liabilities and stockholder’s equity	$147,131	$—	$1,060,409	$1,207,540

Additions to long-lived assets	$58,174	$—	$5,624	$63,798

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 15.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is summarized below.

	Years Ended December 31,
	2012	2011
Supplemental disclosures of cash flow information:
Total cash paid for interest	$250,455	$1,284,634
Total cash paid for taxes	$189,372	$1,824,900
Cash paid for interest — related party	$6,598	$4,737

Supplemental disclosure of non-cash information:
Exchange of 12% debentures for common stock	$—	$114,999
Issuance of derivative liability	$—	$118,440
Exchange of accounts payable for debt	$342,500	$—
Treasury shares received	$2,732,342	$—
Shares issued to retire debt	$33,000	$—
Dividend declared	$643,829	$530,354
Stock dividend	$487,127	$—
Waypoint receivable	$1,075,000	$—

NOTE 16.  SUPPLEMENTAL DISCLOSURE OF OIL & GAS OPERATIONS (Unaudited)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic 932, Extractive Activities — Oil and Gas.  For the year ended December 31, 2011, we did not have any significant oil and gas producing activities.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the year ended December 31, 2012, is as follows.  There was no such significant activity for 2011.

2012
Acquisition of proved properties	$—
Acquisition of unproved properties	$518,682
Development costs	$100,065
Exploration costs	$—

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Results of Operations for Producing Activities

The following table presents the results of operations for our oil and gas producing activities for the year ended December 31, 2012.  There was no such significant activity for 2011.

2012
Revenues	$182,473
Production costs	(104,642)
Exploration expenses	—
Depreciation, depletion and valuation provisions	(12,058)
65,773

Income tax expenses	(22,226)
Results of operations from producing activities	$43,547

Reserve Quantity Information

During 2011, we did not have any significant oil- and gas-producing activity.  As we re-focused our strategy during 2012 on the acquisition, development, and production of oil and gas, nearly all of the wells in which we have interests were not completed nor in production until late in the fourth quarter of 2012.  Accordingly, there was not a sufficient seasoning of the well production nor is there a sufficient number of existing wells to appropriately establish the amount of oil and gas reserves at December 31, 2012.  Therefore, we do not present reserve data for the year ended December 31, 2012.

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

4.1

Amended and Restated Certificate of Designation in respect of Senior Series A Redeemable Preferred Stock (filed as Exhibit 10.9 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.2

Amended and Restated Certificate of Designation in respect of Senior Series B Redeemable Preferred Stock (filed as Exhibit 10.10 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.3

Amended and Restated Certificate of Designation in respect of Series A Convertible Preferred Stock (filed as Exhibit 4.3 to the Registrant’s Form 10-Q filed November 6, 2012 and incorporated herein by reference)

4.4

Amended and Restated Certificate of Designation in respect of Senior Series A Redeemable Preferred Stock (filed as Exhibit 10.9 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.5

Amended and Restated Certificate of Designation in respect of Senior Series B Redeemable Preferred Stock (filed as Exhibit 10.10 to the Registrant’s Form 8-K filed November 30, 2010 and incorporated herein by reference)

4.6	NYTEX Energy Holdings, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2013 and incorporated herein by reference)

4.7

NYTEX Energy Holdings, Inc. Amendment No. 1 to 2013 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with on February 7, 2013 and incorporated herein by reference)

10.1

Escrow Agreement, dated as of May 4, 2012, by and among FDF Resources Holdings LLC, NYTEX FDF Acquisition, Inc. and The Bank of New York Mellon Trust Company, N.A., as Escrow Agent (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2012 and incorporated herein by reference)

10.2

Omnibus Agreement, entered into as of May 4, 2012, by and among NYTEX Energy Holdings, Inc., NYTEX Petroleum, Inc., WayPoint Capital Partners, LLC, WayPoint NYTEX, LLC, NYTEX FDF Acquisition, Inc., New Francis Oaks, LLC, Francis Drilling Fluids, Ltd., and FDF-Cessna 210 N6542U, Inc. (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2012 and incorporated herein by reference)

10.3

Settlement Agreement, entered into as of May 4, 2012, by and among NYTEX Energy Holdings, Inc., NYTEX Petroleum, Inc., WayPoint Capital Partners, LLC, WayPoint Nytex, LLC, NYTEX FDF Acquisition, Inc., New Francis Oaks, LLC, Francis Drilling Fluids, Ltd., FDF-Cessna 210 N6542U, Inc., Michael G. Francis and Bryan Francis (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed May 10, 2012 and incorporated herein by reference)

21*	List of Subsidiaries of Registrant

23.1*	Consent of Whitley Penn LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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