Form 10-Q
period 2013-03-31
NYTEX Energy Holdings, Inc.
filed 2013-05-13
CIK 1475899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

 Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the registrant had 26,709,758 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document relate to future events, including, but not limited to, any and all statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve known and unknown risks and uncertainties, including, but not limited to, those relating to the current economic downturn and credit crisis, the volatility of natural gas and oil prices, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, technological changes, our significant capital requirements, the potential impact of government regulations and the taxation of the oil and gas industry, adverse regulatory determinations, litigation, competition, , availability of drilling, completion and production equipment and materials, business and equipment acquisition risks, weather, availability of financing and the terms of any such financing, financial condition of our industry partners, ability to obtain permits, drilling and completion of wells, infrastructure for salt water disposal, costs of exploiting and developing our properties and conducting other operations, competition in the oil and natural gas industry, developments in oil producing and natural gas producing countries, and other factors detailed herein. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Risk Factors” and in our Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

PART I

Item 1.  Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,165,677	$1,484,386
Accounts receivable, net	561,027	2,539,976
Marketable securities	514,713	514,244
Prepaid expenses and other	89,913	114,589
Deferred tax asset, net	5,576	3,452
Total current assets	3,336,906	4,656,647

Restricted cash	4,313,753	4,313,599
Property and equipment, net	1,507,652	681,555
Deferred financing costs	12,500	12,500
Deposits and other	59,296	9,296

Total assets	$9,230,107	$9,673,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$517,134	$743,495
Deposits held in trust	587,083	369
Revenues payable	120,313	230,947
Debt - current portion	276,490	299,767
Total current liabilities	1,501,020	1,274,578

Other liabilities:
Debt	370,959	416,016
Derivative liabilities	2,510	2,510
Asset retirement obligation	7,912	—
Deferred tax liabilities	5,576	3,452

Total liabilities	1,887,977	1,696,556

Commitments and contingencies (Note 7)

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; and redemption value of 5,763,869 at March 31, 2013 and December 31, 2012	5,763,869	5,763,869

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,695,048 shares issued and 26,695,457 outstanding at March 31, 2013 and 27,652,749 shares issued and 26,653,158 outstanding at December 31, 2012	27,695	27,653
Additional paid-in capital	20,584,047	20,546,744
Treasury stock, at cost: 999,591 shares at March 31, 2013 and December 31, 2012, respectively	(1,859,890)	(1,859,890)
Accumulated deficit	(17,176,089)	(16,506,529)
Accumulated other comprehensive income	2,498	5,194
Total stockholders’ equity	1,578,261	2,213,172

Total liabilities and stockholders’ equity	$9,230,107	$9,673,597

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues:
Land services	$330,382	$950,110
Oil and gas sales	119,191	12,430
Total revenues	449,573	962,540

Operating expenses:
Oil & gas lease operating expenses	107,018	6,566
Depreciation, depletion, and amortization	5,062	18,336
Selling, general, and administrative expenses	994,801	439,068
Total operating expenses	1,106,881	463,970

Income (loss) from operations	(657,308)	498,570

Other income (expense):
Interest and dividend income	7,332	—
Gain on sale of securities	585	—
Interest expense	(18,359)	(178,881)
Total other income (expense)	(10,442)	(178,881)

Income (loss) from continuing operations before income taxes	(667,750)	319,689
Income tax provision	(1,810)	(9,547)

Income (loss) from continuing operations	(669,560)	310,142
Discontinued Operations
Loss from discontinued operations, before taxes	—	(7,127,893)
Income tax benefit	—	249,740
Loss from discontinued operations	—	(6,878,153)

Net loss	(669,560)	(6,568,011)
Non-controlling interest	—	5,017
Net loss attributable to NYTEX Energy Holdings, Inc.	(669,560)	(6,562,994)
Preferred stock dividends	—	(129,272)

Net loss to common stockholders	$(669,560)	$(6,692,266)

Basic and diluted earnings per share:
Earnings (loss) from continuing operations	$(0.03)	$0.01
Earnings (loss) from discontinued operations	—	(0.25)
Net loss	$(0.03)	$(0.24)

Net loss attributable to common stockholders	$(0.03)	$(0.24)

Weighted average shares outstanding, basic and diluted
Basic	26,657,389	27,472,558
Diluted	26,657,389	27,889,764

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net loss to common stockholders	$(669,560)	$(6,692,266)

Other comprehensive income
Unrealized holding loss on securities available for sale	(2,696)	—

Other comprehensive income	(2,696)	—

Comprehensive loss to common stockholders	$(672,256)	$(6,692,266)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income	Interest	Total
Balance at December 31, 2011	5,761,028	$5,761	27,467,723	$27,468	$25,974,600	—	$—	$(10,775,161)	$—	$—	$15,232,668
Shares issued for debt			20,000	20	32,980						33,000
Share based compensation					50,133						50,133
Dividends declared								(129,272)			(129,272)
Net loss								(6,562,994)		(5,017)	(6,568,011)

Balance at March 31, 2012	5,761,028	$5,761	27,487,723	$27,488	$26,057,713	—	$—	$(17,467,427)	$—	$(5,017)	$8,618,518

Balance at December 31, 2012	—	$—	27,652,749	27,653	$20,546,744	999,591	$(1,859,890)	$(16,506,529)	$5,194	$—	$2,213,172

Shares issued for share based compensation and services			42,299	42	37,303						37,345
Comprehensive loss:
Unrealized loss on marketable securities									(2,696)		(2,696)
Net loss								(669,560)			(669,560)
Comprehensive loss to common stockholders											(672,256)

Balance at March 31, 2013	—	$—	27,695,048	$27,695	$20,584,047	999,591	$(1,859,890)	$(17,176,089)	$2,498	$—	$1,578,261

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net Loss	$(669,560)	$(6,568,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	4,960	2,291,432
Bad debt expense	—	(80,943)
Share-based compensation	37,345	50,133
Deferred income taxes	—	(307,496)
Accretion of discount on asset retirement obligations	102	—
Amortization of debt discount	16,449	15,028
Amortization of deferred financing fees	—	99,122
Accretion of Senior Series A redeemable preferred stock liability	—	943,182
Change in fair value of derivative liabilities	—	4,267,000
(Gain) loss on sale of assets, net	—	63,732
Gain on sale of securities, net	(585)	—
Change in working capital:
Accounts receivable	1,978,949	2,288,168
Inventories	—	(186,336)
Prepaid expenses and other	(25,324)	871,293
Accounts payable and accrued expenses	(226,361)	(731,569)
Deposits held in trust	586,714	—
Other liabilities	(110,634)	1,286

Net cash provided by operating activities	1,592,055	3,016,021

Cash flows from investing activities:
Additions to property and equipment	(37,514)	(300,687)
Proceeds from sale of property and equipment	93,736	26,613
Investments in oil and gas properties	(879,469)	—
Restricted cash	(154)	—
Purchase of marketable securities	(2,580)	—

Net cash used in investing activities	(825,981)	(274,074)

Cash flows from financing activities:
Borrowings under senior facility	—	21,600,264
Payments under senior facility	—	(23,178,807)
Payments on notes payable	(84,783)	(1,134,296)

Net cash used in financing activities	(84,783)	(2,712,839)

Net increase in cash and cash equivalents	681,291	29,108
Cash and cash equivalents at beginning of period	1,484,386	10,817

Cash and cash equivalents at end of period	$2,165,677	$39,925

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

In March 2012, NYTEX Energy created Petro Staffing Group, LLC, doing business as KS Energy Search Group (“KS Search”), as a full-service executive recruiting and placement agency providing the energy marketplace with full-time professionals.  Prior to November 5, 2012, NYTEX Energy owned 80% of KS Search resulting in a non-controlling interest.  On November 5, 2012, NYTEX Energy acquired the remaining 20% interest in KS Search.  On April 30, 2013, the Company elected to cease the operations of its staffing services business, Petro Staffing Group, LLC, doing business as KS Energy Search Group.

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

The interim financial data as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.  The consolidated results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as filed in our Annual Report on Form 10-K for the year ended December 31, 2012.  Certain prior-period amounts have been reclassified to conform to the current-year presentation.  Land services revenues consists of fees generated from analyzing land and mineral title reports, leasehold title analysis and reports, land title runsheets, sourcing, negotiating and acquiring leases, document preparation and performing title curative functions.  Such revenues had previously been reported as Other revenues on the consolidated statements of operations.

Discontinued Operation

The consolidated financial statements present the operations of our former oilfield services segment (FDF) as discontinued operations in accordance with ASC 205-20-55 for all periods presented.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3.       DISPOSITION OF FDF

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Escrow Fund of $1,936,762 has been recognized as a reserve against the restricted cash balance on the accompanying consolidated balance sheet at December 31, 2012.

NOTE 4.       PROPERTY AND EQUIPMENT

Property and equipment which includes our oil and gas properties at March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
Oil and gas properties - proved	$611,926	$229,844
Oil and gas properties - proved	939,542	528,076
Total oil and gas properties	1,551,468	757,920
Furniture, fixtuers, and equipment	139,266	101,770
Total property, plant, & equipment	1,690,734	859,690
Accumulated DD&A	(183,082)	(178,135)

Property & equipment, net	$1,507,652	$681,555

Depreciation and depletion from continuing operations related to our property and equipment was $5,062 and $6,277 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 5.       DERIVATIVE LIABILITIES

At March 31, 2013, we had one derivative on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock.  The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock includes an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share.  Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At both March 31, 2013 and December 31, 2012, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $2,510.

Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three months ended March 31, 2013 and 2012, and are not taxable or deductible for income tax purposes.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6.       DEBT

A summary of our outstanding debt obligations as of March 31, 2013 and December 31, 2012 is presented as follows:

	March 31, 2013	December 31, 2012
5.5% Insurance Financing due August 2013	$31,705	$55,484
Revolving Line of Credit due July 2014	108,355	108,355
Francis Promissory Note (non-interest bearing) due October 2015	269,716	292,938
Promissory Note (non-interest bearing) due December 2015	221,333	241,453
7.5% Secured Equipment Loan due March 2016	16,340	17,553

Total debt	647,449	715,783
Less: current maturities	(276,490)	(299,767)

Total long-term debt	$370,959	$416,016

Carrying values in the table above include net unamortized debt discount of $166,660 and $183,109 as of March 31, 2013 and December 31, 2012, respectively, which is amortized to interest expense over the terms of the related debt.

Revolving Line of Credit

On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014.   Payments of interest only are payable monthly with any outstanding principal and interest due in full, at maturity.  The revolving line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit nor are there any prepayment penalties.  At March 31, 2013, amounts available under the revolving line of credit were $216,645.

Francis Promissory Note

In connection with the FDF acquisition, on November 23, 2010, we entered into a promissory note payable to a former interest holder of FDF (“Francis Promissory Note”) in the face amount of $750,000.  The Francis Promissory Note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015.  At March 31, 2013 and December 31, 2012, we have recorded the Francis Promissory Note as a discounted debt of $269,716 and $292,938 respectively, using an imputed interest rate of 9%.

Other Loans

In November 2012, we entered into a promissory note with a third party to finance premiums related to certain insurance policies.  The promissory note bears an annual interest rate of 5.5% with principal and interest payments of $8,109 due monthly through maturity in August 2013.

In December 2012, we entered into an unsecured, non-interest bearing promissory note with a former vendor in the amount of $342,500 as a settlement for outstanding payables due to the former vendor.  The promissory note required an initial payment of $75,000 with monthly payments of $7,430.55 due through maturity, on December 31, 2015.  At March 31, 2013 and December 31, 2012, we have recorded the promissory note as a discounted debt of $221,333 and $241,453, respectively, using an imputed interest rate of 7.5%.

We also have a secured equipment loan outstanding that requires a monthly principal and interest payment based on a fixed interest rate of 7.5% that matures March 2016.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7.       COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under a non-cancelable operating lease which provides for minimum annual rentals.  At March 31, 2013, future minimum obligations under this lease agreement are as follows:

April 1, 2013 - December 31, 2013	$60,253
2014	81,583
2015	71,791
2016	58,283
2017	—
Thereafter	—

$271,910

Total lease rental expense related to continuing operations for the three months ended March 31, 2013 and 2012 was $20,907 and $22,875 respectively.  Included in discontinued operations for the three months ended March 31, 2012 is $901,498 of lease rental expense related to the FDF operations.

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

NOTE 8.       STOCKHOLDERS’ EQUITY

The authorized capital of NYTEX Energy consists of 200 million shares of common stock, par value $0.001 per share; and, 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share.  The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.  Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.  For the three months ended March 31, 2013, we did not issue any shares of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.

Redemption of Series A Convertible Preferred Stock

On March 28, 2013, we provided notice to the holders of our Series A Convertible Preferred Stock of our election to redeem on May 1, 2013 (the “Redemption Date”) an aggregate $1,000,000 in principal amount of outstanding shares of the Series A Convertible Preferred Stock at a redemption price of $1.00 per share.  Pursuant to the terms of the Amended and Restated Certificate of Designation, the Series A Convertible Preferred Stock will be redeemed pro rata based on the number of shares held by each holder of record relative to the total number of Series A Convertible Preferred shares outstanding as of the Redemption Date.

Treasury Stock

On May 4, 2012, in connection with the disposition of FDF, we received as an assignment a total of 3,230,895 shares of the Company’s common stock.  On June 5, 2012, Michael K. Galvis, the Company’s President and Chief Executive Officer, surrendered one million shares of common stock pursuant to an agreement entered into with the Company on November 23, 2010.  All such shares are being held as treasury stock at cost.  In October 2012, 3,231,304 shares were re-issued from treasury to Series A Holders in connection with the restructuring of the Series A Convertible Preferred Stock.

Warrants

The fair value of our warrants is determined using the Black-Scholes option pricing model and the Monte Carlo simulation.  The expected term of each warrant is estimated based on the contractual term or an expected time-to-liquidity event.  The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility.  The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

term of the warrant. A summary of warrant activity for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013		2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,748,690	$0.13	46,335,949	$0.13
Issued	—	—	—	—
Adjustment for WayPoint Warrant	—	—	(9,068)	0.01
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of period	4,748,690	$0.13	46,326,881	$0.13

On May 4, 2012, as a condition to the disposition of FDF, warrants held by WayPoint to acquire 41,583,569 shares of our common stock were forfeited and terminated.

NOTE 9.       STOCK BASED COMPENSATION

In November 2012, the Board of Directors adopted the 2013 Equity Incentive Plan for the purpose of attracting and retaining the services of key employees, consultants, and non-employee members of the Board of Directors and to provide such persons with a proprietary interest in the Company through the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and/or other awards.

In March 2013, the Company granted to its executive officers, Board of Directors, and certain key employees nonqualified stock options and restricted stock under the 2013 Equity Incentive Plan. Nonqualified stock options to purchase an aggregate 227,000 shares of the Company’s common stock at $0.42 per share were awarded; these options vest ratably over a service period of three years. A total of 136,200 shares of restricted stock were granted and such awards vest over a three year period. The total grant date fair value of all of these awards was approximately $101,000. At March 31, 2013, the unrecognized stock-based compensation expense related to all awards which is expected to be recognized over a weighted average period of 2.2 years is approximately $95,000.

Stock Options

We utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors. For the three months ended March 31, 2013, we recognized approximately $400 in stock-based compensation related to stock options. We did not have any stock-based compensation expense related to stock options for the three months ended March 31, 2012.

The following table summarizes our stock option activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2012	—	$—	$—
Granted	227,000	$0.42	$0.19
Exercised	—	$—	$—
Cancelled / Forfeited	—	$—	$—
Outstanding, March 31, 2013	227,000	$0.42	$0.19	10.0

Options exercisable at March 31, 2013	—	$—	$—	—

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the weighted average assumptions used in the Black-Scholes calculation of the fair value of the stock option grants for the three months ended March 31, 2013:

Expected dividend yield	0.0%
Volatility	47.3%
Risk free interest rate	1.3%
Expected life	6.0 Years

Restricted stock

Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. For the three months ended March 31, 2013 and 2012, we recognized approximately $37,000 and $4,700, respectively, in stock-based compensation related to restricted stock awards.  The following table summarizes our restricted stock activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2012	116,666	$0.48
Granted	136,200	$0.42
Vested	(62,067)	$0.42
Forfeited	—	$—
Unvested, March 31, 2013	190,799	$0.46

NOTE 10.     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, derivative liabilities, and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date. Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. As of March 31, 2013 and December 31, 2012, we estimate the fair value of our debt to be $647,449 and $715,783, respectively.

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

As discussed in Note 5, we consider the warrants issued to the holders of the Company’s Series A Convertible

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Preferred Stock to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets. We value the derivative liabilities using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs. The use of valuation techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock. At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock. In estimating the fair value, we estimated future volatility by considering the historic volatility of the stock of a selected peer group over a five year period.

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of March 31, 2013, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Fair
Available For Sale	Basis	Gains	Losses	Value
Fixed-income mutual funds	$499,590	$2,498	$—	$502,088
Money-market funds	12,625	—	—	12,625

	$512,215	$2,498	$—	$514,713

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income. Realized earnings were $3,647 for the three months ended March 31, 2013. We did not have any marketable securities during the three month periods ended March 31, 2012.

In accordance with ASC Topic 320, Investments — Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. We did not recognize any losses for other than temporary impairments in our marketable securities portfolio during the three months ended March 31, 2013.

Financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized below:

March 31, 2013	Carrying Amount	Level 1	Level 2	Level 3
Marketable securities	$514,713	$514,713	$—	$—
Derivative liabilities	$2,510	$—	$—	$2,510

March 31, 2012	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$—	$—

The fair value of the derivative liabilities related to warrants issued to the holders of the Company’s Series A Convertible Preferred Stock was $0 at March 31, 2012. There were no changes in Level 3 fair value measurements of the derivative liabilities for both the three month periods ended March 31, 2013 and 2012.

NOTE 11.     INCOME TAXES

Income tax provision from continuing operations for the three months ended March 31, 2013, was $1,810 and the income tax provision from continuing operations for the three months ended March 31, 2012 was $9,547.   The change in income tax provision in the first quarter of 2013, compared to the first quarter of 2012, was primarily the result of the differences in the mix of our pre-tax earnings and losses.  At March 31, 2013, we had deferred income tax assets of $7,660,261 and a valuation allowance of $7,506,238 resulting in an estimated recoverable amount of deferred income tax assets of $154,023.  This reflects a net increase of the valuation allowance of $234,715 from the December 31, 2012 balance

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

of $7,271,523. At March 31, 2013, we had deferred income tax liabilities of $154,023.

The balance of the valuation allowance as of March 31, 2013 and December 31, 2012 was $7,506,238 and $7,271,523, respectively.  The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

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

	For the Three Months Ended March 31,
	2013	2012
Basic net income (loss) per share:
Net earnings (loss) from continuing operations	$(669,560)	$310,142
Net loss from discontinued operations	—	(6,878,153)

Net loss	$(669,560)	$(6,568,011)
Noncontrolling interest	—	5,017
Attributable to preferred stockholders	—	(129,272)

Net loss attributable to common stockholders	$(669,560)	$(6,692,266)

Weighted average common shares outstanding, basic	26,657,389	27,472,558

Basic earnings per share:
Continuing operations	$(0.03)	$0.01
Discontinued operations	—	(0.25)
Net loss	$(0.03)	$(0.24)
Net loss attirbutable to noncontrolling interest	—	—
Attributable to preferred shareholders	—	—
Net loss attributable to common stockholders	$(0.03)	$(0.24)

Diluted net income (loss) per share:
Net earnings (loss) from continuing operations	$(669,560)	$310,142
Net loss from discontinued operations	—	(6,878,153)

Net loss	$(669,560)	$(6,568,011)
Noncontrolling interest	—	5,017

Net loss attributable to common stockholders	$(669,560)	$(6,562,994)

Weighted average common shares outstanding, basic	26,657,389	27,472,558
Plus: incremental shares from assumed conversions
Effect of dilutive warrants	—	417,206

Shares used in calcuating diluted loss per share	26,657,389	27,889,764

Diluted earnings per share:
Continuing operations	$(0.03)	$0.01
Discontinued operations	—	(0.25)
Net loss	$(0.03)	$(0.24)
Net loss attirbutable to noncontrolling interest	—	—
Net loss attributable to common stockholders	$(0.03)	$(0.24)

Earnings per share amounts may not foot due to rounding

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

For the three months ended March 31, 2013 and 2012, certain common share equivalents were excluded from the calculation of diluted earnings per share as their effect on earnings per share was antidilutive. These excluded shares totaled 10,512,559 and 40,981,512 for the three months ended March 31, 2013 and 2012, respectively.

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

We recognized a net after-tax loss of approximately $1,470,000 from the sale transaction during 2012, which represents the excess of the sale price over the book value of the assets sold.

We determined that the disposition of FDF met the definition of a discontinued operation. As a result, this business has been presented as a discontinued operation for all periods. Financial information for the discontinued operation was as follows:

Three Months Ended March 31, 2012
Revenues
Oilfield Services	$17,730,316
Drilling Fluids	2,319,900

Total revenues	20,050,216

Expenses
Cost of goods sold - drilling fluids	778,968
Depreciation and amortization	2,273,096
Selling, general, and administrative expenses	17,727,094
Loss on sale of assets	63,732
Interest expense	1,129,459
Change in fair value of derivative liabilities	4,267,000
Accretion of preferred stock liability	943,182
Other	(4,422)

Total expenses	27,178,109

Loss before income taxes	$(7,127,893)

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

marketplace with temporary and full-time professionals.  The oilfield services segment, which consisted solely of the operations of FDF, was disposed of on May 4, 2012, and is no longer reflected within segment information.

The following tables present selected financial information of our operating segments for the three months ended March 31, 2013 and 2012.  Information presented below as “Corporate, Other, and Intersegment Eliminations” includes results from operating activities that are not considered operating segments, as well as corporate and certain financing activities.

For the three months ended March 31, 2013, we had two customers that accounted for more than 10% of our total consolidated revenues at a rate of 53% and 20% respectively.

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
As of March 31, 2013:
Current Assets	$1,570,769	$57,741	$1,708,396	$3,336,906
Restricted cash	—	—	4,313,753	4,313,753
Property and equipment, net	1,462,618	3,872	41,162	1,507,652
Deferred financing cost	—	—	12,500	12,500
Other assets	59,296	—	—	59,296
Total assets	$3,092,683	$61,613	$6,075,811	$9,230,107

Current liabilities	$885,735	$—	$615,286	$1,501,021
Long-term debt	10,722	—	360,237	370,959
Asset retirement obligation	7,912	—	—	7,912
Derivative liabilities	—	—	2,510	2,510
Deferred income taxes	5,576	—	—	5,576
Mezzanine equity	—	—	5,763,869	5,763,869
Stockholders’ equity (deficit)	2,182,738	61,613	(666,091)	1,578,260
Total liabilities and stockholders’ equity (deficit)	$3,092,683	$61,613	$6,075,811	$9,230,107

Additions to long-lived assets from continuing operations	$909,520	$—	$7,463	$916,983

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
As of March 31, 2012:
Current Assets	$67,896	$871	$37,523	$106,290
Property, plant, and equipment, net	42,621	—	5,155	47,776
Other assets	9,296	—	—	9,296
Total assets	$119,813	$871	$42,678	$163,362

Current liabilities	$705,218	$—	$3,912,574	$4,617,792
Long-term debt	1,209,825	—	412,500	1,622,325
Deferred income taxes	143,642	—	—	143,642
Stockholders’ equity (deficit)	(1,938,872)	871	(4,282,396)	(6,220,397)
Total liabilities and stockholders’ equity (deficit)	$119,813	$871	$42,678	$163,362

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
Three Months Ended March 31, 2013:
Revenues:
Land services	$330,382	$—	$—	$330,382
Oil & gas sales	119,191	—	—	119,191
Total Revenues	449,573	—	—	449,573

Expenses and other, net:
Lease operating expenses	107,018	—	—	107,018
Depreciation, depletion, and amortization	3,426	355	1,281	5,062
Selling, general and administrative expenses	263,623	90,148	641,030	994,801
Gain on sale of securities	—	—	(585)	(585)
Interest and dividend income	—	—	(7,332)	(7,332)
Interest expense	360	—	17,999	18,359
Total expenses and other, net	374,427	90,503	652,393	1,117,323

Income (loss) before income taxes	75,146	(90,503)	(652,393)	(667,750)
Income tax provision	(1,810)	—	—	(1,810)
Income (loss) from continuing operations	$73,336	$(90,503)	$(652,393)	$(669,560)

	Oil & Gas	Energy Staffing	Corporate and Intersegment Eliminations	Total
Three Months Ended March 31, 2012:
Revenues:
Land services	$950,110	$—	$—	$950,110
Oil & gas	12,430	—	—	12,430
Total Revenues	962,540	—	—	962,540

Expenses and other, net:
Lease operating expenses	6,566	—	—	6,566
Depreciation, depletion, and amortization	18,055	—	281	18,336
Selling, general and administrative expenses	15,167	24,906	398,995	439,068
Interest expense	30,288	—	148,593	178,881
Total expenses and other, net	70,076	24,906	547,869	642,851

Income (loss) before income taxes	892,464	(24,906)	(547,869)	319,689
Income tax provision	(9,547)	—	—	(9,547)
Income (loss) from continuing operations	$882,917	$(24,906)	$(547,869)	$310,142

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 15.             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the three months ended March 31, 2013 and 2012:

	2013	2012
Supplemental disclosures of cash flow information:
Total cash paid for interest	$1,910	$378,048
Total cash paid for taxes	$60,000	$—
Cash paid for interest — related party	$—	$2,670

Supplemental disclosure of non-cash information:
Shares issued to retire debt	$—	$33,000
Dividend declared	$—	$129,272

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

We are an energy holding company consisting of two operating segments:

Oil and Gas -                                                                          consisting of our wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”), an early-stage E&P company engaged in the acquisition, development, and production of oil and gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs; and

Energy Staffing -                                                    consisting of our wholly-owned subsidiary, Petro Staffing Group, LLC, (“PSG”), a full-service staffing agency formed in March 2012 providing the energy marketplace with temporary and full-time professionals.  On April 30, 2013, the Company elected to cease the operations of its staffing services business, Petro Staffing Group, LLC, doing business as KS Energy Search Group.

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

Oil and Gas

NYTEX Petroleum, Inc. is an exploration and production company engaged in the acquisition, development and production of oil & gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs. By focusing on early, low and no-cost entry into “tight oil” resource plays in North Texas, using multiple entry methods, NYTEX Petroleum has swiftly amassed interest in more than 87,000 leasehold acres.  We believe these plays can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies. In the first quarter of 2013, we drilled our first two wells as the operator of record.

Discontinued Operations - Oilfield Services

Disposition of FDF

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

Results of Operations

Selected Data

	Three Months Ended March 31,
	2013	2012
Financial Results
Reveneus - Land Lease	$330,382	$950,110
Revenues - Oil and Gas sales	119,191	12,430

Total revenues	449,573	962,540

Total operating expenses	1,106,881	463,970
Total other (income) expense	10,442	178,881

Income (loss) before income taxes	(667,750)	319,689
Income tax provision	(1,810)	(9,547)

Income (loss) from continuing operations	$(669,560)	$310,142

Operating Results
Adjusted EBITDA - Oil and Gas	$78,932		(2)
Adjusted EBITDA - Staffing Services	(90,148)		(2)
Adjusted EBITDA - Corporate and Intersegment Eliminations	(633,698)		(2)

Consolidated Adjusted EBITDA(1)	$(644,914)	$516,906

(1)See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.

(2)Due to the disposition of FDF, the Company operated as a single segment for the three months ended March 31, 2012.

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

On May 4, 2012, our subsidiary, FDF, was sold to an unaffiliated third party and is accounted for as a discontinued operation.  As a result, all financial information included in this report including information contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read and considered in such context.

Revenues.  Revenues from continuing operations decreased $512,967 for the three ended March 31, 2013 compared to the prior year period. This was primarily due to a decrease from land services revenue of $619,728 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The decrease in land services revenue is directly related to the timing of our ability to purchase and sell oil and gas leasehold properties.  Our land services provide focused project management for companies looking to acquire and build positions in lease plays throughout North and West Texas.  From generating land and mineral title reports, leasehold title analysis and reports, and land title run sheets to sourcing, negotiating and acquiring leases, document preparation, and performing title curative functions. We anticipate revenues from land services and oil & gas sales to increase over time as we continue to focus on opportunities in recently discovered resource plays in Texas and North America.

Revenues from oil and gas sales increased to $119,191 for the three months ended March 31, 2013, compared to $12,430 for the three months ended March 31, 2012.  The increase in oil and gas revenue is related to the continued growth of our oil and gas business as we seek to actively participate in oil and gas drilling projects in the lease plays we have identified throughout North Texas.

Oil & gas lease operating expenses.  Lease operating expenses from continuing operations increased $100,452 for the three months ended March 31, 2013 compared to the prior three months ended March 31, 2012.  The change is due to an overall increase related to drilling activity on wells in which we have a working interest.

Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) from continuing operations decreased over the prior period primarily as a result of certain long-lived assets that either became fully depreciated or were disposed during 2012.

Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses from continuing operations increased for the three months ended March 31, 2013 compared to the prior year three months ended March 31, 2012.  This increase was due to an overall increase in professional fees and expenses in the quarter including accounting and legal costs, and increases in payroll related costs due in part to the increase in personnel.  SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, and insurance costs.

Interest expense.  Interest expense associated with continuing operations decreased for the three months ended March 31, 2013 compared to the prior year period due to (i) a general reduction in the outstanding principal balances of our outstanding debt, and (ii) in June 2012, an early redemption of the 9% and 12% convertible debentures.

Income tax provision.  The income tax provision from continuing operations for the three months ended March 31, 2103 of $1,810 is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.  The provision is due to limitations placed on our ability to fully offset taxable income by available net operating loss carryforwards.

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

	Three Months Ended March 31,
	2013	2012
Reconciliation of Adjusted EBITDA to GAAP Net Income (Loss):
Net loss	$(669,560)	$(6,568,011)
Discontinued operations	—	6,878,153
Income tax provision	1,810	9,547
Interest expense	18,359	178,881
DD&A	5,062	18,336
Gain on sale of securities	(585)	—

Consolidated Adjusted EBITDA	$(644,914)	$516,906

Liquidity and Capital Resources

Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of March 31, 2013, we have cash and marketable securities less the cash portion of deposits held in trust totaling $2,196,896 that we have available, along with cash flow from operations, to provide capital to support the growth of our business, service our debt, and for general working capital requirements.

On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014.  The line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit.  At March 31, 2013 and as of the date of this report, amounts available under the revolving line of credit were $216,645.

Redemption of Series A Convertible Preferred Stock

On March 28, 2013, we provided notice to the holders of our Series A Convertible Preferred Stock (a “Series A Holder”) of our election to redeem, on May 1, 2013 (the “Redemption Date”), an aggregate $1,000,000 in principal amount of outstanding shares of the Series A Convertible Preferred Stock at a redemption price of $1.00 per share.  Pursuant to the terms of the Amended and Restated Certificate of Designation, the Series A Convertible Preferred Stock will be redeemed pro rata based on the number of shares held by the Series A Holder relative to the total number of Series A Convertible Preferred shares outstanding as of the Redemption Date.

Cash Flows

The following table summarizes our cash flows and has been derived from our unaudited financial statements for the nine months ended March 31, 2013 and 2012.

	Three Months Ended March,
	2013	2012
Cash flow provided by operating activities	$1,592,055	$3,016,021
Cash flow used in investing activities	(825,981)	(274,074)
Cash flow used in financing activities	(84,783)	(2,712,839)

Net increase in cash and cash equivalents	681,291	29,108
Beginning cash and cash equivalents	1,484,386	10,817

Ending cash and cash equivalents	$2,165,677	$39,925

Cash flows from operating activities decreased for the three months ended March 31, 2013 by $1,423,966 compared to cash flows from operating activities for the three months ended March 31, 2012. This decrease was mainly due to a reduction in non-cash adjustments over the prior year totaling $7,282,919.  This amount was offset by a decrease in the net loss of $5,898,451 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.   There was also an overall reduction in working capital of $39,498.

Cash flows used in investing activities for the three months ended March 31, 2013 were $825,981 compared to cash used of $274,074 for the three months ended March 31, 2012.  The change primarily represents cash outflows of $879,469 related to investments in oil and gas properties.  These outflows were offset by a reduction in cash outflows year over year related to additions of property and equipment of $263,173 as well as an increase year over year in proceeds from the sale of assets of $67,123.

Cash flows used in financing activities were $84,783 for the three months ended March 31, 2013 compared to cash used in financing activities of $2,712,839 for the three months ended March 31, 2012.  The overall change is primarily related to the disposition of FDF, and the retirement of the debt related to that entity.  For the three months ended March 31, 2013, the financing activity consisted of payments on notes payable.  There were no additional borrowings during this period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in our critical accounting estimates during the first three months of 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information is not required under Regulation S-K for “smaller reporting companies.”

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1.  Legal Proceedings

At March 31, 2013, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations.  In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.

Item 1A.  Risk Factors

There have been no material changes in the company’s risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

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

May 13, 2013

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