Form 10-Q
period 2013-06-30
NYTEX Energy Holdings, Inc.
filed 2013-08-13
CIK 1475899

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the registrant had 26,724,695 shares of common stock outstanding.

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

PART I

Item 1.  Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Balance Sheets

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$308,003	$1,461,718
Accounts receivable, net	1,468,067	2,492,976
Marketable securities	498,069	514,244
Prepaid expenses and other	75,635	114,589
Deferred tax asset, net	5,821	3,452
Assets from discontinued operations	—	73,895
Total current assets	2,355,595	4,660,874

Restricted cash	4,313,871	4,313,599
Property and equipment, net	1,422,693	677,328
Deposits and other	86,796	21,796

Total assets	$8,178,955	$9,673,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,241,537	$721,837
Deposits held in trust	197,955	369
Revenues payable	368,375	230,947
Debt - current portion	268,257	299,767
Liabiliites from discontinued operations	—	21,658
Total current liabilities	2,076,124	1,274,578

Other liabilities:
Debt	327,080	416,016
Derivative liabilities	2,510	2,510
Asset retirement obligation	15,030	—
Deferred tax liabilities	5,821	3,452

Total liabilities	2,426,565	1,696,556

Commitments and contingencies (Note 7)

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; and redemption value of 4,763,911 and 5,763,869 at June 30, 2013 and December 31, 2012, respectively	4,763,911	5,763,869

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,725,736 shares issued and 26,724,695 outstanding at June 30, 2013 and 27,652,749 shares issued and 26,653,158 outstanding at December 31, 2012	27,726	27,653
Additional paid-in capital	20,593,183	20,546,744
Treasury stock, at cost: 1,001,041 shares at June 30, 2013 and 999,591 shares at December 31, 2012	(1,860,233)	(1,859,890)
Accumulated deficit	(17,752,884)	(16,506,529)
Accumulated other comprehensive income (loss)	(19,313)	5,194
Total stockholders’ equity	988,479	2,213,172

Total liabilities and stockholders’ equity	$8,178,955	$9,673,597

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Land services	$—	$1,200,861	$330,382	$2,150,971
Oil and gas sales	55,277	11,994	174,468	24,424
Sale of oil and gas interests	116,002	—	116,002	—
Other	—	3,245	—	3,245
Total revenues	171,279	1,216,100	620,852	2,178,640

Operating expenses:
Oil & gas lease operating expenses	31,855	31,762	138,873	38,328
Depreciation, depletion, and amortization	16,282	6,277	20,989	24,613
Selling, general, and administrative expenses	613,283	420,890	1,517,936	900,043
Total operating expenses	661,420	458,929	1,677,798	962,984

Income (loss) from operations	(490,141)	757,171	(1,056,946)	1,215,656

Other income (expense):
Interest and dividend income	1,088	1,184	8,420	1,184
Gain on sale of securities	2,090	—	2,675	—
Interest expense	(17,447)	(140,719)	(35,806)	(319,600)
Change in fair value of derivative liabilities	—	(16,300)	—	(16,300)
Total other income (expense)	(14,269)	(155,835)	(24,711)	(334,716)

Income (loss) from continuing operations before income taxes	(504,410)	601,336	(1,081,657)	880,940
Income tax benefit (provision)	(8,463)	229,871	(10,273)	385,791

Income (loss) from continuing operations	(512,873)	831,207	(1,091,930)	1,266,731
Discontinued Operations
Loss from discontinued operations, before taxes	(20,035)	(1,772,487)	(110,538)	(8,860,295)
Gain (loss) on disposition of discontinued operation	(3,887)	146,878	(3,887)	146,878
Income tax benefit (provision)	(40,000)	1,069,099	(40,000)	1,153,372
Loss from discontinued operations	(63,922)	(556,510)	(154,425)	(7,560,045)

Net income (loss)	(576,795)	274,697	(1,246,355)	(6,293,314)
Non-controlling interest	—	21,436	—	26,453
Net income (loss) attributable to NYTEX Energy Holdings, Inc.	(576,795)	296,133	(1,246,355)	(6,266,861)
Preferred stock dividends	—	(129,267)	—	(258,539)

Net income (loss) to common stockholders	$(576,795)	$166,866	$(1,246,355)	$(6,525,400)

Basic earnings per share:
Earnings (loss) from continuing operations	$(0.02)	$0.03	$(0.04)	$0.05
Earnings (loss) from discontinued operations	$(0.00)	$(0.02)	$(0.01)	$(0.29)
Net income (loss)	$(0.02)	$0.01	$(0.05)	$(0.24)

Net income (loss) attributable to common stockholders	$(0.02)	$0.00	$(0.05)	$(0.25)

Diluted earnings per share:
Earnings (loss) from continuing operations	$(0.02)	$0.03	$(0.04)	$0.05
Earnings (loss) from discontinued operations	$(0.00)	$(0.02)	$(0.01)	$(0.29)
Net income (loss)	$(0.02)	$0.01	$(0.05)	$(0.24)

Net income (loss) attributable to common stockholders	$(0.02)	$0.02	$(0.05)	$(0.23)

Weighted average shares outstanding
Basic	26,706,239	24,903,298	26,681,948	26,187,929
Diluted	26,706,239	25,317,710	26,681,948	26,603,990

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss) to common stockholders	$(576,795)	$166,866	$(1,246,355)	$(6,525,400)

Other comprehensive income
Unrealized holding gain (loss) on securities available for sale	(21,811)	47	(24,507)	47

Other comprehensive income (loss)	(21,811)	47	(24,507)	47

Comprehensive income (loss) to common stockholders	$(598,606)	$166,913	$(1,270,862)	$(6,525,353)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income	Interest	Total
Balance at December 31, 2011	5,761,028	$5,761	27,467,723	$27,468	$25,974,600	—	$—	$(10,775,161)	$—	$—	$15,232,668

Shares issued for debt			20,000	20	32,980						33,000
Share-based compensation			102,851	103	12,398						12,501
Shares issued for services					54,800						54,800
Shares for warrants exercised	2,841	3			(3)						—
Treasury Shares acquired						4,230,895	(2,732,342)				(2,732,342)
Comprehensive income (loss):
Unrealized gain on marketable securities									47		47
Dividends declared								(258,539)			(258,539)
Net loss								(6,266,861)		(26,453)	(6,293,314)
Comprehensive loss to common stockholders											(6,551,806)

Balance at June 30, 2012	5,763,869	$5,764	27,590,574	$27,591	$26,074,775	4,230,895	$(2,732,342)	$(17,300,561)	$47	$(26,453)	$6,048,821

Balance at December 31, 2012	—	$—	27,652,749	27,653	$20,546,744	999,591	$(1,859,890)	$(16,506,529)	$5,194	$—	$2,213,172

Shares issued for share based compensation and services			72,987	73	46,439						46,512
Treasury Shares acquired						1,450	$(343)				(343)
Comprehensive loss:
Unrealized loss on marketable securities									(24,507)		(24,507)
Net loss								(1,246,355)			(1,246,355)
Comprehensive loss to common stockholders											(1,270,862)

Balance at June 30, 2013	—	$—	27,725,736	$27,726	$20,593,183	1,001,041	$(1,860,233)	$(17,752,884)	$(19,313)	$—	$988,479

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net Loss	(1,246,355)	(6,293,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	20,784	3,150,855
Bad debt expense	—	59,906
Share-based compensation	46,513	67,301
Deferred income taxes	—	(1,964,660)
Accretion of discount on asset retirement obligations	205	—
Amortization of debt discount	32,898	31,057
Amortization of deferred financing fees	—	124,461
Accretion of Senior Series A redeemable preferred stock liability	—	1,299,495
Change in fair value of derivative liabilities	—	4,283,300
(Gain) loss on sale of assets, net	—	63,732
(Gain) loss on disposal of discontinued operations	3,887	(146,878)
Gain on sale of oil and gas interest	(116,002)	—
Gain on sale of securities	(2,675)	—
Change in working capital:
Accounts receivable	1,071,909	1,623,664
Inventories	—	(219,055)
Prepaid expenses and other	(26,046)	1,534,449
Accounts payable and accrued expenses	498,039	(931,421)
Deposits held in trust	197,586	965,895
Other liabilities	137,428	21,815

Net cash provided by operating activities	618,171	3,670,602

Cash flows from investing activities:
Additions to property and equipment	(39,171)	(336,651)
Proceeds from sale of oil and gas properties	740,048	—
Investments in oil and gas properties	(1,335,858)	(365,642)
Disposition of FDF	—	11,653,786
Restricted cash	(272)	(6,250,048)
Purchase of marketable securities	(5,656)	(500,000)

Net cash provided by (used in) investing activities	(640,909)	4,201,445

Cash flows from financing activities:
Redemption of convertible debentures	—	(3,208,014)
Borrowings under senior facility	—	29,345,714
Payments under senior facility	—	(31,112,386)
Redemption of Series A convertible preferred stock	(999,958)	—
Purchase of treasury shares	(343)	—
Borrowings under notes payable	—	194,696
Payments on notes payable	(153,344)	(1,513,391)

Net cash used in financing activities	(1,153,645)	(6,293,381)

Net increase (decrease) in cash and cash equivalents	(1,176,383)	1,578,666
Cash and cash equivalents at beginning of period	1,484,386	10,817

Cash and cash equivalents at end of period	308,003	1,589,483

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.                      NATURE OF BUSINESS

NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with its principal operations centralized in its wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”).  NYTEX Petroleum is an early-stage exploration and production company engaged in the acquisition, development, and production of oil and natural gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs.

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

The interim financial data as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.  The consolidated results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

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

Discontinued Operation

The consolidated financial statements present the operations of our former staffing service segment, Petro Staffing Group dba KS Energy Search Group (“KS Search”), and our former oilfield services segment, Francis Drilling Fluids, Ltd., (“FDF”), as discontinued operations in accordance with ASC 205-20-55 for all periods presented.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3.                      DISPOSITION OF FDF

On May 4, 2012, (the “Closing Date”), we entered into an agreement with a third party, FDF Resources Holdings LLC (the” Purchaser”), which resulted in the sale of 100% of the outstanding interests of FDF.  The total consideration for the sale was $62.5 million.  In accordance with the Merger Agreement, $6,250,000 of the total consideration was set aside to be held in escrow and is reported as restricted cash on the accompanying consolidated balance sheets.  The funds held in escrow are subject to distribution in accordance with terms set forth in the Merger Agreement including final closing date net working capital.

In August 2012, the Purchaser delivered a proposed final closing statement, which included, among other things, a calculation of the final closing date net working capital, to the Company.  Under the terms of the Omnibus Agreement we entered into at the Closing Date with WayPoint Nytex, LLC (“WayPoint”), Waypoint agreed to bear 87.5% of any post-closing working capital deficit and conversely, we granted to WayPoint the authority to make all decisions, including the right to dispute any item contained in the final closing date net working capital, on our behalf with regards to the proposed final closing statement and final closing date net working capital.

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

A dispute between NYTEX and WayPoint arose with regards to the amounts due under the Omnibus Agreement to NYTEX with respect to WayPoint’s obligation to bear 87.5% of the Net Payment to Purchaser from Escrow.   Following substantial negotiations, on March 8, 2013, NYTEX and WayPoint agreed to settle this dispute such that WayPoint would pay to NYTEX $1,075,000 to satisfy its obligation under the Omnibus Agreement.  On March 14, 2013, NYTEX was paid $1,075,000 and on March 15, 2013, the Net Payment to Purchaser from Escrow was released to the Purchaser.  As the events that gave rise to both NYTEX’s settlement with WayPoint and the release from escrow of the Net Payment to Purchaser from Escrow existed as of December 31, 2012, the amount paid by WayPoint of $1,075,000 was recognized as a receivable on the accompanying consolidated balance sheet at December 31, 2012.  In addition, the amount of funds to be released from the Escrow Fund of $1,936,762 was recognized as a reserve against the restricted cash balance on the accompanying consolidated balance sheet at December 31, 2012.

NOTE 4.                      PROPERTY AND EQUIPMENT

Property and equipment, which includes our oil and gas properties at June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
Oil and gas properties - proved	$998,512	$229,844
Oil and gas properties - unproved	484,249	528,076
Total oil and gas properties	1,482,761	757,920
Furniture, fixtures, and equipment	138,378	97,084
Total property, plant, & equipment	1,621,139	855,004
Accumulated DD&A	(198,446)	(177,676)

Property & equipment, net	$1,422,693	$677,328

Depreciation and depletion from continuing operations related to our property and equipment was $20,784 and $24,613 for the six months ended June 30, 2013 and 2012, respectively.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5.                      DERIVATIVE LIABILITIES

At June 30, 2013, we had one derivative liability on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock.  The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock includes an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share.  Accordingly, we consider the warrants to be a derivative.  As a result, the fair value of this derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At both June 30, 2013 and December 31, 2012, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $2,510.

Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three and six months ended June 30, 2013 and 2012, and are not taxable or deductible for income tax purposes.

NOTE 6.                      DEBT

A summary of our outstanding debt obligations as of June 30, 2013 and December 31, 2012 is presented as follows:

	June 30, 2013	December 31, 2012
5.5% Insurance Financing due August 2013	$23,779	$55,484
Revolving Line of Credit due July 2014	108,355	108,355
Francis Promissory Note (non-interest bearing) due October 2015	246,494	292,938
Promissory Note (non-interest bearing) due December 2015	201,211	241,453
7.5% Secured Equipment Loan due March 2016	15,498	17,553

Total debt	595,337	715,783
Less: current maturities	(268,257)	(299,767)

Total long-term debt	$327,080	$416,016

Carrying values in the table above include net unamortized debt discount of $150,211 and $183,109 as of June 30, 2013 and December 31, 2012, respectively, which is amortized to interest expense over the terms of the related debt.

Revolving Line of Credit

On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014.   Payments of interest only are payable monthly with any outstanding principal and interest due in full, at maturity.  The revolving line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit nor are there any prepayment penalties.  At June 30, 2013, amounts available under the revolving line of credit were $216,645.

Francis Promissory Note

In connection with the FDF acquisition, on November 23, 2010, we issued a promissory note payable to a former interest holder of FDF (“Francis Promissory Note”) in the face amount of $750,000.  The Francis Promissory Note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015.  At June 30, 2013 and December 31, 2012, we have recorded the Francis Promissory Note as a discounted debt of $246,494 and $292,938 respectively, using an imputed interest rate of 9%.

Other Loans

In November 2012, we entered into a promissory note with a third party to finance premiums related to certain insurance policies.  The promissory note bears an annual interest rate of 5.5% with principal and interest payments of $8,109 due monthly through maturity in August 2013.

In December 2012, we entered into an unsecured, non-interest bearing promissory note with a former vendor in the amount of $342,500 as a settlement for outstanding payables due to the former vendor.  The promissory note required an initial payment of $75,000 with monthly payments of $7,430.55 due through maturity, on December 31, 2015.  At June 30, 2013 and December 31, 2012, we have recorded the promissory note as a discounted debt of $201,211 and $241,453, respectively, using an imputed interest rate of 7.5%.

We also have a secured equipment loan outstanding that requires a monthly principal and interest payment based on a fixed interest rate of 7.5% and matures March 2016.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7.                      COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under a non-cancelable operating lease which provides for minimum annual rentals.  At June 30, 2013, future minimum obligations under this lease agreement are as follows:

July 1, 2013 - December 31, 2013	$40,271
2014	81,583
2015	71,791
2016	58,283
2017	—
Thereafter	—

$251,928

Total lease rental expense related to continuing operations for the six months ended June 30, 2013 and 2012 was $43,876 and $39,224 respectively.  Included in discontinued operations for the six months ended June 30, 2012 is $1,585,140 of lease rental expense related to the FDF operations.

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

NOTE 8.                      STOCKHOLDERS’ EQUITY

The authorized capital of NYTEX Energy consists of 200 million shares of common stock, par value $0.001 per share; and, 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share.  The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.  Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.  For the three and six months ended June 30, 2013, we did not issue any shares of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.

Redemption of Series A Convertible Preferred Stock

On March 28, 2013, we provided notice to the holders of our Series A Convertible Preferred Stock of our election to redeem on May 1, 2013 (the “Redemption Date”) an aggregate $1 million in principal amount of outstanding shares of the Series A Convertible Preferred Stock at a redemption price of $1.00 per share.  Pursuant to the terms of the Amended and Restated Certificate of Designation, the Series A Convertible Preferred Stock was redeemed pro rata based on the number of shares held by each holder of record relative to the total number of Series A Convertible Preferred shares outstanding as of the Redemption Date.  On May 1, 2013, we redeemed a total of 999,958 shares of Series A Convertible Preferred Stock.

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

In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of our outstanding common shares.  The repurchases will be made from time-to-time on the open market at prevailing market prices.  The repurchase program is expected to continue over the next twelve months unless extended or shortened by the Board of Directors.  The timing and amount of any repurchase will depend on economic and market conditions, the trading price and other factors and any purchases will be executed in compliance with applicable laws and regulations.  The plan does not obligate the Company to acquire any particular amount of common stock and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.  The share repurchase program will be funded with the Company’s available working capital.  During the six months ended June 30, 2013, we have repurchased a total of 1,450 shares of our common stock on the open market.  These shares were purchased at an average cost of $0.24 per share, for a total cost of $343.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Warrants

The fair value of our warrants is determined using the Black-Scholes option pricing model and the Monte Carlo simulation.  The expected term of each warrant is estimated based on the contractual term or an expected time-to-liquidity event.  The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility.  The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant.  A summary of warrant activity for the six months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended June 30,
	2013		2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,748,690	$1.18	46,335,949	$0.13
Issued	—	—	—	—
Adjustment for WayPoint Warrant	—	—	—	—
Exercised	—	—	(3,600)	1.27
Forfeited or expired	—	—	(41,583,659)	0.01
Outstanding at end of period	4,748,690	$1.18	4,748,690	$1.18

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

In March 2013, the Company granted to its executive officers, Board of Directors, and certain key employees nonqualified stock options and restricted stock under the 2013 Equity Incentive Plan. Nonqualified stock options to purchase an aggregate 227,000 shares of the Company’s common stock at $0.42 per share were awarded; these options vest ratably over a service period of three years.  A total of 136,200 shares of restricted stock were granted and such awards vest over a three year period.  The total grant date fair value of all of these awards was approximately $101,000.  At June 30, 2013, the unrecognized stock-based compensation expense related to all awards which is expected to be recognized over a weighted average period of 2.0 years is approximately $80,000.

Stock Options

We utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors.  For the six months ended June 30, 2013, we recognized approximately $4,000 in stock-based compensation related to stock options.  We did not have any stock-based compensation expense related to stock options for the six months ended June 30, 2012.

The following table summarizes our stock option activity for the six months ended June 30, 2013:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2012	—	$—	$—
Granted	227,000	$0.42	$0.19
Exercised	—	$—	$—
Cancelled / Forfeited	—	$—	$—
Outstanding, June 30, 2013	227,000	$0.42	$0.19	9.7

Options exercisable at June 30, 2013	—	$—	$—	—

The following table shows the weighted average assumptions used in the Black-Scholes calculation of the fair value of the stock option grants for the six months ended June 30, 2013:

Expected dividend yield	0.0%
Volatility	47.3%
Risk free interest rate	1.3%
Expected life	6.0 Years

Restricted stock

Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions.  The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods.  For the three months ended June 30, 2013, we did not recognize any compensation expense due to the reversal of compensation expense related to the forfeiture of 50,000 shares of restricted stock previously granted. For the six months ended June 30, 2013, we recognized approximately $42,000 of stock-based compensation expense.  For the three and six months ended June 30, 2012, we recognized approximately $17,000 and $67,000, respectively, in stock-based compensation related to restricted stock awards.  The following table summarizes our restricted stock activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, December 31, 2012	116,666	$0.48
Granted	136,200	$0.42
Vested	(103,733)	$0.55
Forfeited	(50,000)	$—
Unvested, June 30, 2013	99,133	$0.44

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10.     FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, derivative liabilities, and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.  The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date.  Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments.  As of June 30, 2013 and December 31, 2012, we estimate the fair value of our debt to be $595,337 and $715,783, respectively.

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

As discussed in Note 5, we consider the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets.  We value the derivative liabilities using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs.  The use of valuation techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock.  At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock.  In estimating the fair value, we estimated future volatility by considering the historic volatility of the stock of a selected peer group over a five year period.

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity.  Realized gains and losses from securities classified as available-for-sale are included in income.  We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs.  As of June 30, 2013, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Fair
Available For Sale	Basis	Gains	Losses	Value
Fixed-income mutual funds	$504,578	$—	$19,313	$485,265
Money-market funds	12,804	—	—	12,804

	$517,382	$—	$19,313	$498,069

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  Realized earnings were $4,461 and $730 for the three months ended June 30, 2013 and 2012, respectively, and $8,107 and $730 for the six months ended June 30, 2013 and 2012, respectively.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with ASC Topic 320, Investments — Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. We did not recognize any losses for other than temporary impairments in our marketable securities portfolio during the three and six months ended June 30, 2013.

Financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized below:

June 30, 2013	Carrying Amount	Level 1	Level 2	Level 3
Marketable securities	$498,069	$498,069	$—	$—
Derivative liabilities	$2,510	$—	$—	$2,510

June 30, 2012	Carrying Amount	Level 1	Level 2	Level 3
Marketable securities	$500,047	$500,047	$—	$—
Derivative liabilities	$16,300	$—	$—	$16,300

Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2012	$2,510
Change in derivative liabilities	—
Issuance of warrant derivative	—
Balance, June 30, 2013	$2,510

Balance, December 31, 2011	$5,343,000
Change in derivative liabilities	(5,326,700)
Issuance of warrant derivative	—
Balance, June 30, 2012	$16,300

NOTE 11.     INCOME TAXES

Income tax provision from continuing operations for the three and six months ended June 30, 2013, was $8,463 and $10,273, respectively, and the income tax benefit from continuing operations for the three and six months ended June 30, 2012 was $229,871 and $385,791, respectively.  The change in income tax provision in the second quarter of 2013, compared to the second quarter of 2012, was primarily the result of the differences in the mix of our pre-tax earnings and losses.  At June 30, 2013, we had deferred income tax assets of $7,879,033 and a valuation allowance of $7,725,885 resulting in an estimated recoverable amount of deferred income tax assets of $153,148.  This reflects a net increase of the valuation allowance of $454,362 from the December 31, 2012 balance of $7,271,523.  At June 30, 2013, we had deferred income tax liabilities of $153,148.

The balance of the valuation allowance as of June 30, 2013 and December 31, 2012 was $7,725,885 and $7,271,523, respectively.  The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12.             EARNINGS PER SHARE

Net earnings (loss) per common share is calculated by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding.  The following table reconciles net income (loss) and common shares outstanding used in the calculations of basic and diluted net income (loss) per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic net income (loss) per share:
Net earnings (loss) from continuing operations	$(512,873)	$831,207	$(1,091,930)	$1,266,731
Net loss from discontinued operations	(63,922)	(556,510)	(154,425)	(7,560,045)

Net earnings (loss)	$(576,795)	$274,697	$(1,246,355)	$(6,293,314)
Noncontrolling interest	—	21,436	—	26,453
Attributable to preferred stockholders	—	(129,267)	—	(258,539)

Net income (loss) attributable to common stockholders	$(576,795)	$166,866	$(1,246,355)	$(6,525,400)

Weighted average common shares outstanding, basic	26,706,239	24,903,298	26,681,948	26,187,929

Basic earnings per share:
Continuing operations	$(0.02)	$0.03	$(0.04)	$0.05
Discontinued operations	$(0.00)	$(0.02)	$(0.01)	$(0.29)
Net income (loss)	$(0.02)	$0.01	$(0.05)	$(0.24)
Net loss attirbutable to noncontrolling interest	$—	$—	$—	$—
Attributable to preferred shareholders	$—	$(0.01)	$—	$(0.01)
Net income (loss) attributable to common stockholders	$(0.02)	$0.01	$(0.05)	$(0.25)

Diluted net income (loss) per share:
Net earnings (loss) from continuing operations	$(512,873)	$831,207	$(1,091,930)	$1,266,731
Net loss from discontinued operations	(63,922)	(556,510)	(154,425)	(7,560,045)

Net earnings (loss)	$(576,795)	$274,697	$(1,246,355)	$(6,293,314)
Noncontrolling interest	—	21,436	—	26,453
Plus: income impact of assumed conversions
Attributable to preferred stockholders	—	129,267	—	258,539

Net income (loss) attributable to common stockholders	$(576,795)	$425,400	$(1,246,355)	$(6,008,322)

Weighted average common shares outstanding, basic	26,706,239	24,903,298	26,681,948	26,187,929
Plus: incremental shares from assumed conversions
Effect of dilutive warrants	—	414,412	—	416,061
Effect of dilutive convertible preferred stock	—	—	—	—
Effect of dilutive convertible debentures	—	—	—	—

Shares used in calcuating diluted loss per share	26,706,239	25,317,710	26,681,948	26,603,990

Diluted earnings per share:
Continuing operations	$(0.02)	$0.03	$(0.04)	$0.05
Discontinued operations	$(0.00)	$(0.02)	$(0.01)	$(0.29)
Net income (loss)	$(0.02)	$0.01	$(0.05)	$(0.24)
Net loss attirbutable to noncontrolling interest	$0.00	$0.00	$0.00	$0.00
Attributable to preferred shareholders	$0.00	$0.01	$0.00	$0.01
Net income (loss) attributable to common stockholders	$(0.02)	$0.02	$(0.05)	$(0.23)

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

For the three and six months ended June 30, 2013 and 2012, certain common share equivalents were excluded from the calculation of diluted earnings per share as their effect on earnings per share was antidilutive.  These excluded shares totaled 9,512,601 and 10,086,474 for the three and six months ended June 30, 2013 and 2012, respectively.

NOTE 13.     DISCONTINUED OPERATIONS

On April 30, 2013, the Company elected to cease the operations of its staffing services business, Petro Staffing Group, LLC, doing business as KS Energy Search Group.

We recognized a net after-tax loss of approximately $114,000 from the disposition transaction, which represents the excess of the book value of the assets disposed over our investment in KS Energy.

We determined that the disposition of KS Energy met the definition of a discontinued operation.  As a result, this business has been presented as a discontinued operation for all periods.  Financial information for the discontinued operation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Staffing services	$—	$2,903	$40,500	$2,903

Total revenues	—	2,903	40,500	2,903

Expenses
Depreciation and amortization	—	—	355	—
Selling, general, and administrative expenses	20,035	110,085	150,683	135,170

Total expenses	20,035	110,085	151,038	135,170

Income (loss) before income taxes	$(20,035)	$(107,182)	$(110,538)	$(132,267)

On May 4, 2012, we entered into an agreement with a third party, the Purchaser, resulting in the sale of 100% of our interests in FDF.

We recognized a net after-tax loss of approximately $1,470,000 from the sale transaction during 2012, which represents the excess of the book value of the assets sold over the sale price.

We determined that the disposition of FDF met the definition of a discontinued operation.  As a result, this business has been presented as a discontinued operation for all periods.  Financial information for the discontinued operation was as follows:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Revenues
Oilfield services	$6,346,711	$24,077,027
Drilling fluids	1,256,211	3,576,111

Total revenues	7,602,922	27,653,138

Expenses
Cost of goods sold - drilling fluids	546,706	1,325,674
Depreciation and amortization	853,147	3,126,243
Selling, general, and administrative expenses	6,943,512	24,605,436
(Gain) loss on sale of assets	11,960	75,692
Interest expense	558,045	1,687,504
Change in fair value of derivative liabilities	—	4,267,000
Accretion of preferred stock liability	356,313	1,299,495
Other	(1,456)	(5,878)

Total expenses	9,268,227	36,381,166

Income (loss) before income taxes	$(1,665,305)	$(8,728,028)

NOTE 14.             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the six months ended June 30, 2013 and 2012:

	2013	2012
Supplemental disclosures of cash flow information:
Total cash paid for interest	$2,908	$247,895
Total cash paid for taxes	$130,000	$—
Cash paid for interest — related party	$—	$5,100

Supplemental disclosure of non-cash information:
Treasury shares received	$—	$2,732,342
Shares issued to retire debt	$—	$33,000
Dividend declared	$—	$258,539

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Overview

NYTEX Energy Holdings, Inc. is an energy holding company consisting of our wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”).  NYTEX Petroleum is an early-stage exploration and production (E&P) company engaged in the acquisition, development, and production of oil and gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs. Our strategy is to enhance value for our shareholders through the development of a well-balanced portfolio of natural resource-based assets at discounted acquisition and development costs.

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

Results of Operations

Selected Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Financial Results
Reveneus - Land Lease	—	1,204,106		330,382	2,154,216
Revenues - Oil and Gas sales	55,277	11,994		174,468	24,424
Revenues - Sale of oil and gas interests	116,002	—		116,002	—

Total revenues	171,279	1,216,100		620,852	2,178,640

Total operating expenses	661,420	458,929		1,677,798	962,984
Total other income (expense)	(14,269)	(155,835)		(24,711)	(334,716)

Income (loss) before income taxes	(504,410)	601,336		(1,081,657)	880,940
Income tax benefit (provision)	(8,463)	229,871		(10,273)	385,791

Income (loss) from continuing operations	(512,873)	831,207		(1,091,930)	1,266,731

Operating Results
Adjusted EBITDA - Oil and Gas	(2)		(2)	(2)		(2)
Adjusted EBITDA - Corporate and Intersegment Eliminations	(2)		(2)	(2)		(2)

Consolidated Adjusted EBITDA(1)	$(470,681)	$786,068		$(1,024,862)	$1,267,906

(1)See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.

(2)Due to the disposition of KS Energy and FDF, the Company operated as a single segment for the three and six months ended June 30, 2013 and 2012.

Three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

On April 30, 2013, our former subsidiary, KS Energy Search Group, ceased operations and is accounted for as a discontinued operation.  On May 4, 2012, our former subsidiary, Francis Drilling Fluids, Ltd., (“FDF”), was sold to an unaffiliated third party and is accounted for as a discontinued operation.  As a result, all financial information included in this report including information contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read and considered in such context.

Revenues.  Revenues from continuing operations decreased $1,044,821 and $1,557,788 for the three and six months ended June 30, 2013, respectively, compared to the prior year period. This was primarily due to a decrease from land services revenue of $1,200,861 and $1,820,589 for the three and six months ended June 30, 2013, respectively.  The decrease in land services revenue is directly related to the timing of our ability to identify oil and gas leasehold properties to be acquired by our customers, and the timing and availability of customer’s capital budget expenditures.  Our land services provide focused project management for companies looking to acquire and build positions in lease plays throughout North and West Texas.  From generating land and mineral title reports, leasehold title analysis and reports, and land title run sheets to sourcing, negotiating and acquiring leases, document preparation, and performing title curative functions. The decrease in land services revenue was offset by an increase in the sale of oil and gas interests of $116,002 for the three and six months ended June 30, 2013.  We anticipate revenues from land services and sale of oil and gas interests to increase over time as we continue to focus on opportunities in recently discovered resource plays in Texas and North America.

Revenues from oil and gas sales increased to $55,277 and $174,468 for the three and six months ended June 30, 2013 respectively, compared to $11,994 and $24,424 for the three and six months ended June 30, 2012 respectively.  The increase in oil and gas revenue is related to the continued growth of our oil and gas business as we seek to actively participate in oil and gas drilling projects in the lease plays we have identified throughout North Texas.

Oil & gas lease operating expenses.  Lease operating expenses from continuing operations increased $100,545 for the six months ended June 30, 2013 compared to the prior year six months ended June 30, 2012.  The change is due to an overall increase related to drilling activity on wells in which we have a working interest.  Lease operating expenses from continuing operations for the three months ended June 30, 2013 were $31,855, which was consistent with those of the prior year.

Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) from continuing operations for the three months ended June 30, 2013, increased over the prior period due to the implementation of a new general ledger software program during the quarter.  DD&A from continuing operations for the six months ended June 30, 2013 decreased over the prior period primarily as a result of certain long-lived assets that either became fully depreciated or were disposed of during 2012.

Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses from continuing operations increased for the three and six months ended June 30, 2013 compared to the prior year three and six months ended June 30, 2012.  This increase was due to an overall increase in professional fees and expenses including accounting and legal costs, and increases in payroll related costs due in part to an increase in personnel.  SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, and insurance costs.

Interest expense.  Interest expense associated with continuing operations decreased for the three and six months ended June 30, 2013 compared to the prior year period due to (i) a general reduction in the outstanding principal balances of our outstanding debt, and (ii) in June 2012, an early redemption of the 9% and 12% convertible debentures.

Income tax provision.  The income tax provision from continuing operations for the three and six months ended June 30, 2013 of $8,463 and $10,273, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.  The provision is due to limitations placed on our ability to fully offset taxable income by available net operating loss carryforwards.

Adjusted EBITDA

To assess the continuing operating results of our businss, our chief operating decision maker analyzes net income (loss) before income taxes, interest expense, DD&A, impairments, gains or losses resulting from the sale of assets or resolution of commercial disputes, changes in fair value attributable to derivative liabilities, and discontinued operations (“Adjusted EBITDA”).  Our definition of Adjusted EBITDA, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to our financing methods or capital structure.  Similarly, DD&A and impairments are excluded from Adjusted EBITDA as a measure of our operating performance because capital expenditures are evaluated at the time capital costs are incurred.  In addition, changes in fair value attributable to derivative liabilities and the accretion of preferred stock liability are excluded from Adjusted EBITDA since these unrealized (gains) losses are not considered to be a measure of asset-operating performance. Management believes that the presentation of Adjusted EBITDA provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to GAAP Net Income (Loss):
Net income (loss)	(576,795)	296,133	(1,246,355)	(6,266,861)
Discontinued operations	63,922	556,510	154,425	7,560,045
Income tax expense (benefit)	8,463	(229,871)	10,273	(385,791)
Interest expense	17,447	140,719	35,806	319,600
DD&A	16,282	6,277	20,989	24,613
Change in fair value of derivative liabilities	—	16,300	—	16,300

Consolidated Adjusted EBITDA	(470,681)	786,068	(1,024,862)	1,267,906

Liquidity and Capital Resources

Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of June 30, 2013, we have cash and marketable securities, less the cash portion of deposits held in trust, totaling $742,095 which, along with cash flow from operations, is available to provide capital to support the growth of our business, service our debt, and for general working capital requirements.

On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014.  The line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit.  At June 30, 2013 and as of the date of this report, amounts available under the revolving line of credit were $216,645.

Redemption of Series A Convertible Preferred Stock

On March 28, 2013, we provided notice to the holders of our Series A Convertible Preferred Stock (a “Series A Holder”) of our election to redeem, on May 1, 2013 (the “Redemption Date”), an aggregate $1 million in principal amount of outstanding shares of the Series A Convertible Preferred Stock at a redemption price of $1.00 per share.  Pursuant to the terms of the Amended and Restated Certificate of Designation, the Series A Convertible Preferred Stock was redeemed pro rata based on the number of shares held by the Series A Holder relative to the total number of Series A Convertible Preferred shares outstanding as of the Redemption Date.  On May 1, 2013, we redeemed a total of 999,958 shares of Series A Convertible Preferred Stock.

Cash Flows

The following table summarizes our cash flows and has been derived from our unaudited financial statements for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
Cash flow provided by operating activities	$618,171	$3,670,602
Cash flow provided by (used in) investing activities	(640,909)	4,201,445
Cash flow used in financing activities	(1,153,645)	(6,293,381)

Net increase in cash and cash equivalents	(1,176,383)	1,578,666
Beginning cash and cash equivalents	1,484,386	10,817

Ending cash and cash equivalents	$308,003	$1,589,483

Cash flows from operating activities decreased for the six months ended June 30, 2013 by $3,052,431 compared to cash flows from operating activities for the six months ended June 30, 2012. This decrease was mainly due to a reduction in non-cash adjustments over the prior year totaling $6,982,959.  This amount was offset by a decrease in the net loss of $5,046,959 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.   There was also an overall reduction in working capital of $1,116,431.

Cash flows used in investing activities for the six months ended June 30, 2013 were $640,909 compared to cash provided of $4,201,445 for the six months ended June 30, 2012.  The change primarily represents net cash inflows of $5,403,738 related to the disposition of FDF.  These inflows were offset by an increase in cash outflows year over year related to additions in oil and gas properties of $970,216 as well as an increase year over year in proceeds from the sale of oil and gas properties of $740,048.  There was also a decrease year over year in cash outflows related to additions to property and equipment as well as the purchase of marketable securities of $297,480 and $494,395, respectively.

Cash flows used in financing activities were $1,153,645 for the six months ended June 30, 2013 compared to $6,293,381 for the six months ended June 30, 2012.  The overall change is primarily related to the disposition of FDF, and the retirement of the debt related to that entity.  For the six months ended June 30, 2013, the financing activity consisted of payments on notes payable, the purchase of treasury shares, and the redemption of Series A Convertible Preferred Stock.  There were no additional borrowings during this period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in our critical accounting estimates during the first six months of 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information is not required under Regulation S-K for “smaller reporting companies.”

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1.  Legal Proceedings

At June 30, 2013, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations.  In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.

Item 1A.  Risk Factors

There have been no material changes in the company’s risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of outstanding common shares.  The repurchases will be made from time-to-time on the open market at prevailing market prices.  The repurchase program is expected to continue over the next twelve months unless extended or shortened by the Board of Directors.  The timing and amount of any repurchase will depend on economic and market conditions, the trading price and other factors and any purchases will be executed in compliance with applicable laws and regulations.  The plan does not obligate the Company to acquire any particular amount of common stock and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.  The share repurchase program will be funded with the Company’s available working capital.  During the three months ended June 30, 2013, purchases of the Company’s common stock pursuant to the stock repurchase program were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2013	—	$—	—	$—
May 2013	1,450	$0.24	1,450	$674,638
June 2013	—	$—	—	$674,638

(1) Based on average of daily high / low price per share for the three months ended June 30, 2013, or approximately $0.25 per share.

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

August 13, 2013

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