Form 10-Q
period 2013-09-30
NYTEX Energy Holdings, Inc.
filed 2013-11-13
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2013, the registrant had 26,728,695 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
The statements contained in all parts of this document relate to future events, including, but not limited to, any and all statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve known and unknown risks and uncertainties, including, but not limited to, those relating to the current economic and credit environment, the volatility of natural gas and oil prices, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, technological changes, our significant capital requirements, the potential impact of government regulations and the taxation of the oil and gas industry, adverse regulatory determinations, litigation, competition, availability of drilling, completion and production equipment and materials, business and equipment acquisition risks, weather, availability of financing and the terms of any such financing, financial condition of our industry partners, ability to obtain permits, drilling and completion of wells, infrastructure for salt water disposal, costs of exploiting and developing our properties and conducting other operations, the ability to obtain financing for drilling activities, competition in the oil and natural gas industry, developments in oil producing and natural gas producing countries, and other factors detailed herein. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Risk Factors” and in our Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

PART I
Item 1.  Financial Statements
NYTEX ENERGY HOLDINGS, INC.
Consolidated Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$350,774	$1,461,718
Accounts receivable, net	1,526,004	2,492,976
Marketable securities	494,614	514,244
Prepaid expenses and other	54,958	114,589
Deferred tax asset, net	—	3,452
Assets from discontinued operations	—	73,895
Total current assets	2,426,350	4,660,874

Restricted cash	4,159,800	4,313,599
Property and equipment, net	1,347,085	677,328
Deposits and other	86,796	21,796

Total assets	$8,020,031	$9,673,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,233,961	$721,837
Deposits held in trust	170,414	369
Revenues payable	571,739	230,947
Debt - current portion	244,578	299,767
Liabilities from discontinued operations	—	21,658
Total current liabilities	2,220,692	1,274,578

Other liabilities:
Debt	498,567	416,016
Derivative liabilities	2,510	2,510
Asset retirement obligation	15,227	—
Deferred tax liabilities	—	3,452

Total liabilities	2,736,996	1,696,556

Commitments and contingencies (Note 7)

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; and redemption value of 4,763,911 and 5,763,869 at September 30, 2013 and December 31, 2012, respectively	4,763,911	5,763,869

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,729,736 shares issued and 26,728,695 outstanding at September 30, 2013 and 27,652,749 shares issued and 26,653,158 outstanding at December 31, 2012	27,730	27,653
Additional paid-in capital	20,604,754	20,546,744
Treasury stock, at cost: 1,001,041 shares at September 30, 2013 and 999,591 shares at December 31, 2012	(1,860,233)	(1,859,890)
Accumulated deficit	(18,247,933)	(16,506,529)
Accumulated other comprehensive income (loss)	(5,194)	5,194
Total stockholders’ equity	519,124	2,213,172

Total liabilities and stockholders’ equity	$8,020,031	$9,673,597
See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Land services	$8,547	$864,882	$338,929	$3,015,853
Oil and gas sales	78,587	54,026	253,055	78,450
Sale of oil and gas interests	128,188	—	244,190	—
Other	4,873	1,640	4,873	4,885
Total revenues	220,195	920,548	841,047	3,099,188

Operating expenses:
Oil & gas lease operating expenses	43,113	39,214	181,986	77,542
Depreciation, depletion, and amortization	19,312	4,497	40,300	29,110
Selling, general, and administrative expenses	618,017	810,289	2,135,953	1,710,332
Loss on sale of assets, net	—	(419,834)	—	(419,834)
Total operating expenses	680,442	434,166	2,358,239	1,397,150

Income (loss) from operations	(460,247)	486,382	(1,517,192)	1,702,038

Other income (expense):
Interest and dividend income	1,826	4,022	10,245	5,206
Loss on sale of securities	(20,042)	—	(17,367)	—
Interest expense	(18,091)	(15,714)	(53,895)	(335,314)
Change in fair value of derivative liabilities	—	13,230	—	(3,070)
Total other income (expense)	(36,307)	1,538	(61,017)	(333,178)

Income (loss) from continuing operations before income taxes	(496,554)	487,920	(1,578,209)	1,368,860
Income tax benefit (provision)	(20,077)	(118,018)	(30,350)	267,773

Income (loss) from continuing operations	(516,631)	369,902	(1,608,559)	1,636,633
Discontinued Operations
Loss from discontinued operations, before taxes	—	(125,776)	(110,538)	(8,986,071)
Loss on disposition of discontinued operation	(154,178)	(811,895)	(158,065)	(665,017)
Income tax benefit	175,758	279,736	135,758	1,433,108
Loss from discontinued operations	21,580	(657,935)	(132,845)	(8,217,980)

Net loss	(495,051)	(288,033)	(1,741,404)	(6,581,347)
Non-controlling interest	—	25,156	—	51,609
Net loss attributable to NYTEX Energy Holdings, Inc.	(495,051)	(262,877)	(1,741,404)	(6,529,738)
Preferred stock dividends	—	(385,290)	—	(643,829)

Net loss to common stockholders	$(495,051)	$(648,167)	$(1,741,404)	$(7,173,567)

Basic earnings per share:
Earnings (loss) from continuing operations	$(0.02)	$0.02	$(0.06)	$0.06
Loss from discontinued operations	$—	$(0.03)	$(0.01)	$(0.32)
Net loss	$(0.02)	$(0.01)	$(0.07)	$(0.26)

Net loss attributable to common stockholders	$(0.02)	$(0.03)	$(0.07)	$(0.28)

Diluted earnings per share:
Earnings (loss) from continuing operations	$(0.02)	$0.01	$(0.06)	$0.06
Loss from discontinued operations	$—	$(0.02)	$(0.01)	$(0.31)
Net loss	$(0.02)	$(0.01)	$(0.07)	$(0.25)

Net loss attributable to common stockholders	$(0.02)	$(0.01)	$(0.07)	$(0.25)

Weighted average shares outstanding
Basic	26,725,999	24,431,299	26,696,792	25,598,110
Diluted	26,725,999	24,841,171	26,696,792	26,012,852

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss to common stockholders	$(495,051)	$(648,167)	$(1,741,404)	$(7,173,567)

Other comprehensive income
Unrealized holding gain (loss) on securities available for sale	14,119	9,302	(10,388)	9,349

Other comprehensive income (loss)	14,119	9,302	(10,388)	9,349

Comprehensive loss to common stockholders	$(480,932)	$(638,865)	$(1,751,792)	$(7,164,218)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest
	Shares	Amounts	Shares	Amounts		Shares	Amounts				Total
Balance at December 31, 2011	5,761,028	$5,761	27,467,723	$27,468	$25,974,600	—	$—	$(10,775,161)	$—	$—	$15,232,668

Shares issued for debt			20,000	20	32,980						33,000
Share-based compensation			137,526	138	34,219						34,357
Shares issued for services			27,500	27	61,647						61,674
Shares for warrants exercised	2,841	3			(3)						—
Treasury Shares acquired						4,230,895	(2,732,342)				(2,732,342)
Stock dividend declared on Series A convertible preferred stock to be issued					1,130,956						1,130,956
Comprehensive income (loss):
Unrealized gain on marketable securities									9,349		9,349
Dividends declared								(643,829)			(643,829)
Net loss								(6,529,738)		(51,609)	(6,581,347)
Comprehensive loss to common stockholders											(7,215,827)

Balance at September 30, 2012	5,763,869	$5,764	27,652,749	$27,653	$27,234,399	4,230,895	$(2,732,342)	$(17,948,728)	$9,349	$(51,609)	$6,544,486

Balance at December 31, 2012	—	$—	27,652,749	$27,653	$20,546,744	999,591	$(1,859,890)	$(16,506,529)	$5,194	$—	$2,213,172

Shares issued for share based compensation and services			76,987	77	58,010						58,087
Treasury Shares acquired						1,450	$(343)				(343)
Comprehensive loss:
Unrealized loss on marketable securities									(10,388)		(10,388)
Net loss								(1,741,404)			(1,741,404)
Comprehensive loss to common stockholders											(1,751,792)

Balance at September 30, 2013	—	$—	27,729,736	$27,730	$20,604,754	1,001,041	$(1,860,233)	$(18,247,933)	$(5,194)	$—	$519,124

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net Loss	$(1,741,404)	$(6,581,347)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	39,898	3,155,353
Bad debt expense	—	59,906
Share-based compensation	58,087	96,031
Deferred income taxes	—	(1,700,881)
Accretion of discount on asset retirement obligations	402	—
Amortization of debt discount	49,347	45,334
Amortization of deferred financing fees	—	163,127
Accretion of Senior Series A redeemable preferred stock liability	—	1,299,495
Change in fair value of derivative liabilities	—	4,270,070
(Gain) loss on sale of assets, net	—	(344,142)
(Gain) loss on disposal of discontinued operations	158,065	665,017
Gain on sale of oil and gas interest	(244,190)	—
Loss on sale of securities	17,367	—
Change in working capital:
Accounts receivable	1,013,972	(243,355)
Inventories	—	(219,055)
Prepaid expenses and other	(5,369)	1,518,032
Accounts payable and accrued expenses	490,467	(1,235,518)
Deposits held in trust	170,045	3,127,786
Other liabilities	340,792	155,002

Net cash provided by operating activities	347,479	4,230,855

Cash flows from investing activities:
Additions to property and equipment	(39,171)	(358,037)
Proceeds from sale of oil and gas properties	988,938	23,000
Investments in oil and gas properties	(1,554,245)	(389,618)
Disposition of FDF	—	11,653,786
Restricted cash	153,798	(6,250,205)
Purchase of marketable securities	(8,125)	(501,931)

Net cash provided by (used in) investing activities	(458,805)	4,176,995

Cash flows from financing activities:
Redemption of convertible debentures	—	(3,208,014)
Borrowings under senior facility	—	29,345,714
Payments under senior facility	—	(31,112,386)
Redemption of Series A convertible preferred stock	(999,958)	—
Purchase of treasury shares	(343)	—
Borrowings under notes payable	216,645	303,051
Payments on notes payable	(238,630)	(1,690,972)

Net cash used in financing activities	(1,022,286)	(6,362,607)

Net increase (decrease) in cash and cash equivalents	(1,133,612)	2,045,243
Cash and cash equivalents at beginning of period	1,484,386	10,817

Cash and cash equivalents at end of period	$350,774	$2,056,060
See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1.	NATURE OF BUSINESS
NYTEX Energy Holdings, Inc. (“NYTEX Energy”) is an energy holding company with its principal operations centralized in its wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”).  NYTEX Petroleum is an early-stage exploration and production company engaged in the acquisition, development, and production of oil and natural gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs. NYTEX Petroleum also provides land services to its customers by identifying landowners and performing such services as analyzing land and mineral title reports, leasehold title analysis and reports, land title runsheets, sourcing, negotiating and acquiring leases, document preparation, and performing title curative functions.
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
The interim financial data as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.  The consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
Revenues from the sales of natural gas and crude oil are recorded when product delivery occurs and title and risk of loss pass to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes the Company may be entitled to, based on the Company's individual interest in the property. Periodically, imbalances between production and nomination volumes can occur for various reasons. In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded when determined. If an imbalance exists at the time the wells’ reserves are depleted, settlements are made among the joint interest owners under a variety of arrangements.
Revenues from land services are recorded when title work is completed and the customer has been invoiced for services provided. Revenues from the sale of interests in oil and gas properties are recorded once a formal agreement has been reached and the agreement has been consummated through the exchange of consideration.

•
Land services revenue - Land services revenues consist of fees generated from analyzing land and mineral title reports, leasehold title analysis and reports, land title runsheets, sourcing, negotiating and acquiring leases, document preparation and performing title curative functions. Such revenues had previously been reported as Other revenues on the consolidated statements of operations. NYTEX provides land services to its customers by identifying the landowners and performing various land services identified above. The buyer (NYTEX’s customer) pays the landowner directly for the undeveloped lease acreage. NYTEX does not take title to the leasehold acreage and the buyer’s purchase from the landowner is non-recourse. For its services, NYTEX

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

receives fees directly from its customer for services provided for clearing title, etc., generally based on a per acre amount. There is no substantial performance obligation or a retained interest by NYTEX as we do not obtain an interest in the leasehold acreage (not a conveyance of interests).

•
Sale of oil and gas interests - As there is a very competitive market to purchase oil and gas lease interests, especially in newer oil and gas plays with increasing acreage costs, NYTEX may purchase undeveloped leasehold acreage from landowners and take title to the leasehold. However, holding the leasehold acreage is generally short term in nature (less than 90 days) as we only acquire the undeveloped property when an identified customer has already agreed to the 100% re-purchase of the leasehold acreage from NYTEX. Accordingly, we do not acquire the leasehold acreage on a speculative basis nor for our own development. There is no substantial performance obligation or retained interest by NYTEX as all land services have been performed and NYTEX sells 100% of the leasehold interest. The difference between the sale price and the amount (cost) paid for the lease by NYTEX is recognized as a gain on sale in accordance with ASC 932-360-55-8. Such gains are not deemed to be incidental or peripheral transactions as providing land services and facilitating the purchase of oil and gas leasehold interest for its customers are transactions that are part of NYTEX’s principal ongoing operations, thus reported within the Company’s revenues.

Discontinued Operation
The consolidated financial statements present the operations of our former staffing service segment, Petro Staffing Group dba KS Energy Search Group (“KS Search”), and our former oilfield services segment, Francis Drilling Fluids, Ltd., (“FDF”), as discontinued operations in accordance with ASC 205-20-55 for all periods presented.

NOTE 3.	DISPOSITION OF FDF
On May 4, 2012, (the “Closing Date”), we entered into an agreement with a third party, FDF Resources Holdings LLC (the” Purchaser”), which resulted in the sale of 100% of the outstanding interests of FDF.  The total consideration for the sale was $62.5 million.  In accordance with the Merger Agreement, $6,250,000 of the total consideration was set aside to be held in escrow and reported as restricted cash on the accompanying consolidated balance sheets.  The funds held in escrow are subject to distribution in accordance with terms set forth in the Merger Agreement including final closing date net working capital.
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
During the three month period ended September 30, 2013, three disbursements totaling $154,178 were made from escrow to the Purchaser related to certain indemnification obligations identified by the Purchaser under the Merger Agreement.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4.	PROPERTY AND EQUIPMENT
Property and equipment, which includes our oil and gas properties at September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
Oil and gas properties - proved	$985,165	$229,844
Oil and gas properties - unproved	441,115	528,076
Total oil and gas properties	1,426,280	757,920
Furniture, fixtures, and equipment	138,379	97,084
Total property and equipment	1,564,659	855,004
Accumulated DD&A	(217,574)	(177,676)
Property and equipment, net	$1,347,085	$677,328

Depreciation and depletion from continuing operations related to our property and equipment was $39,898 and $29,110 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5.	DERIVATIVE LIABILITIES
At September 30, 2013, we had one derivative liability on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock.  The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock includes an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share.  Accordingly, we consider the warrants to be a derivative.  As a result, the fair value of this derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At both September 30, 2013 and December 31, 2012, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $2,510.
Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012, and are not taxable or deductible for income tax purposes.

NOTE 6.	DEBT
A summary of our outstanding debt obligations as of September 30, 2013 and December 31, 2012 is presented as follows:

	September 30, 2013	December 31, 2012
5.5% Insurance Financing due August 2013	$—	$55,484
Revolving Line of Credit due July 2014	325,000	108,355
Francis Promissory Note (non-interest bearing) due October 2015	223,273	292,938
Promissory Note (non-interest bearing) due December 2015	181,090	241,453
7.5% Secured Equipment Loan due March 2016	13,782	17,553

Total debt	743,145	715,783
Less: current maturities	(244,578)	(299,767)

Total long-term debt	$498,567	$416,016

Carrying values in the table above include net unamortized debt discount of $133,762 and $183,109 as of September 30, 2013 and December 31, 2012, respectively, which is amortized to interest expense over the terms of the related debt.
Revolving Line of Credit
On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

July 11, 2014.   Payments of interest only are payable monthly with any outstanding principal and interest due in full, at maturity.  The revolving line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit nor are there any prepayment penalties.  At September 30, 2013, we were fully drawn under the revolving line of credit.
Francis Promissory Note
In connection with the FDF acquisition, on November 23, 2010, we issued a promissory note payable to a former interest holder of FDF (“Francis Promissory Note”) in the face amount of $750,000.  The Francis Promissory Note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015.  At September 30, 2013 and December 31, 2012, we have recorded the Francis Promissory Note as a discounted debt of $223,273 and $292,938 respectively, using an imputed interest rate of 9%.
Other Loans
In November 2012, we entered into a promissory note with a third party to finance premiums related to certain insurance policies.  The promissory note bears an annual interest rate of 5.5% with principal and interest payments of $8,109 due monthly through maturity in August 2013.  The promissory note is paid in full.
In December 2012, we entered into an unsecured, non-interest bearing promissory note with a former vendor in the amount of $342,500 as a settlement for outstanding payables due to the former vendor.  The promissory note required an initial payment of $75,000 with monthly payments of $7,431 due through maturity, on December 31, 2015.  At September 30, 2013 and December 31, 2012, we have recorded the promissory note as a discounted debt of $181,090 and $241,453, respectively, using an imputed interest rate of 7.5%.
We also have a secured equipment loan outstanding that requires a monthly principal and interest payment based on a fixed interest rate of 7.5% and matures March 2016.

NOTE 7.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space under a non-cancelable operating lease which provides for minimum annual rentals.  At September 30, 2013, future minimum obligations under this lease agreement are as follows:

October 1, 2013 - December 31, 2013	$20,289
2014	81,583
2015	71,791
2016	58,283
2017	—
Thereafter	—
$231,946

Total lease rental expense related to continuing operations for the nine months ended September 30, 2013 and 2012 was $64,932 and $58,745 respectively.  Included in discontinued operations for the nine months ended September 30, 2012 is $1,585,140 of lease rental expense related to the FDF operations.
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
The authorized capital of NYTEX Energy consists of 200 million shares of common stock, par value $0.001 per share, and 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share.  The holders of Series A Convertible

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Preferred Stock have the same voting rights and powers as the holders of common stock.  Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.  For the three and nine months ended September 30, 2013, we did not issue any shares of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.
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
Treasury Stock
In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of our outstanding common shares.  The repurchases will be made from time-to-time on the open market at prevailing market prices.  The repurchase program is expected to continue over the next twelve months unless extended or shortened by the Board of Directors.  The timing and amount of any repurchase will depend on economic and market conditions, the trading price and other factors and any purchases will be executed in compliance with applicable laws and regulations.  The plan does not obligate the Company to acquire any particular amount of common stock and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.  The share repurchase program will be funded with the Company’s available working capital.  During the nine months ended September 30, 2013, we have repurchased a total of 1,450 shares of our common stock on the open market.  These shares were purchased at an average cost of $0.24 per share, for a total cost of $343.
Warrants
The fair value of our warrants is determined using the Black-Scholes option pricing model and the Monte Carlo simulation.  The expected term of each warrant is estimated based on the contractual term or an expected time-to-liquidity event.  The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility.  The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant.  A summary of warrant activity for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended September 30,
	2013		2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,748,690	$1.84	46,335,949	$0.13
Issued	—	—	—	—
Adjustment for WayPoint Warrant	—	—	—	—
Exercised	—	—	(3,600)	1.27
Forfeited or expired	—	—	(41,583,659)	0.01
Outstanding at end of period	4,748,690	$1.84	4,748,690	$1.41

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
In March 2013, the Company granted to its executive officers, Board of Directors, and certain key employees nonqualified stock options and restricted stock under the 2013 Equity Incentive Plan. Nonqualified stock options to purchase an

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

aggregate 227,000 shares of the Company’s common stock at $0.42 per share were awarded; these options vest ratably over a service period of three years.  A total of 136,200 shares of restricted stock were granted and such awards vest over a three years period.  The total grant date fair value of all of these awards was approximately $101,000.  At September 30, 2013, the unrecognized stock-based compensation expense related to all awards which is expected to be recognized over a weighted average period of 1.8 years is approximately $68,867.
Stock Options
We utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors.  For the three and nine months ended September 30, 2013, we recognized approximately $3,678 and $7,676, respectively, in stock-based compensation related to stock options.  We did not have any stock-based compensation expense related to stock options for the three and nine months ended September 30, 2012.
The following table summarizes our stock option activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2012	—	$—	$—
Granted	227,000	$0.42	$0.19
Exercised	—	$—	$—
Canceled / Forfeited	—	$—	$—
Outstanding, September 30, 2013	227,000	$0.42	$0.19	9.5
Options exercisable at September 30, 2013	—	$—	$—	—

The following table shows the weighted average assumptions used in the Black-Scholes calculation of the fair value of the stock option grants for the nine months ended September 30, 2013:

Expected dividend yield	—%
Volatility	47.3%
Risk-free interest rate	1.3%
Expected life	6.0 Years

Restricted stock
Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions.  The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods.  For the three and nine months ended September 30, 2013, we recognized approximately $7,017 and $51,019 of stock-based compensation expense related to restricted stock awards.  For the three and nine months ended September 30, 2012, we recognized approximately $21,854 and $89,154, respectively, in stock-based compensation related to restricted stock awards.  The following table summarizes our restricted stock activity for the nine months ended September 30, 2013:

	Shares	Wtd Avg Grant-Date Fair Value
Nonvested, December 31, 2012	116,666	$0.48
Granted	136,200	$0.42
Vested	(103,733)	$0.55
Canceled / Forfeited	(50,000)	$0.25
Nonvested, September 30, 2013	99,133	$0.44

NOTE 10.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, derivative liabilities, and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.  The fair value of debt is the estimated amount

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date.  Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments.  As of September 30, 2013 and December 31, 2012, we estimate the fair value of our debt to be $743,145 and $715,783, respectively.
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
We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income (loss) in stockholders’ equity.  Realized gains and losses from securities classified as available-for-sale are included in income.  We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs.  As of September 30, 2013, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Fair Value
Available For Sale		Gains	Losses
Money-market funds	$494,614	$—	$—	$494,614

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  During the third quarter ended September 30, 2013, we sold our entire position in fixed-income mutual funds and reinvested the net proceeds in money-market funds, recognizing a loss on sale of $20,042. Realized earnings (losses) were $(16,908) and $3,865 for the three months ended September 30, 2013 and 2012, respectively; and, $(7,502) and $4,595 for the nine months ended September 30, 2013 and 2012, respectively.
In accordance with ASC Topic 320, Investments — Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. We did not recognize any losses for other than temporary impairments in our marketable securities portfolio during the three and nine months ended September 30, 2013.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized below:

September 30, 2013	Carrying Amount	Level 1	Level 2	Level 3
Marketable securities	$494,614	$494,614	$—	$—
Derivative liabilities	$2,510	$—	$—	$2,510

September 30, 2012	Carrying Amount	Level 1	Level 2	Level 3
Marketable securities	$511,280	$511,280	$—	$—
Derivative liabilities	$3,070	$—	$—	$3,070
Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2012	$2,510
Change in derivative liabilities	—
Issuance of warrant derivative	—
Balance, September 30, 2013	$2,510

Balance, December 31, 2011	$5,343,000
Change in derivative liabilities	(5,339,930)
Issuance of warrant derivative	—
Balance, September 30, 2012	$3,070

NOTE 11.	INCOME TAXES
Income tax provision from continuing operations for the three and nine months ended September 30, 2013, was $20,077 and $30,350, respectively, and the income tax provision from continuing operations for the three months ended September 30, 2012 was $118,018. The income tax benefit from continuing operations for the nine months ended September 30, 2012 was $267,773 .  The change in income tax provision in the third quarter of 2013, compared to the third quarter of 2012, was primarily the result of the differences in the mix of our pre-tax earnings and losses.  At September 30, 2013, we had deferred income tax assets of $9,558,348 and a valuation allowance of $9,405,199 resulting in an estimated recoverable amount of deferred income tax assets of $153,148.  This reflects a net increase of the valuation allowance of $2,133,676 from the December 31, 2012 balance of $7,271,523.  At September 30, 2013, we had deferred income tax liabilities of $153,148.
The balance of the valuation allowance as of September 30, 2013 and December 31, 2012 was $9,405,199 and $7,271,523, respectively.  The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic net income (loss) per share:
Net earnings (loss) from continuing operations	$(516,631)	$369,902	$(1,608,559)	$1,636,633
Net loss from discontinued operations	21,580	(657,935)	(132,845)	(8,217,980)

Net earnings (loss)	(495,051)	(288,033)	(1,741,404)	(6,581,347)
Noncontrolling interest	—	25,156	—	51,609
Attributable to preferred stockholders	—	(385,290)	—	(643,829)

Net income (loss) attributable to common stockholders	$(495,051)	$(648,167)	$(1,741,404)	$(7,173,567)

Weighted average common shares outstanding, basic	26,725,999	24,431,299	26,696,792	25,598,110

Basic earnings per share:
Continuing operations	$(0.02)	$0.02	$(0.06)	$0.06
Discontinued operations	$—	$(0.03)	$(0.01)	$(0.32)
Net income (loss)	$(0.02)	$(0.01)	$(0.07)	$(0.26)
Attributable to preferred shareholders	$—	$(0.02)	$—	$(0.02)
Net income (loss) attributable to common stockholders	$(0.02)	$(0.03)	$(0.07)	$(0.28)

Diluted net income (loss) per share:
Net earnings (loss) from continuing operations	$(516,631)	$369,902	$(1,608,559)	$1,636,633
Net loss from discontinued operations	21,580	(657,935)	(132,845)	(8,217,980)

Net earnings (loss)	(495,051)	(288,033)	(1,741,404)	(6,581,347)
Noncontrolling interest	—	25,156	—	51,609
Net income (loss) attributable to common stockholders	$(495,051)	$(262,877)	$(1,741,404)	$(6,529,738)

Weighted average common shares outstanding, basic	26,725,999	24,431,299	26,696,792	25,598,110
Plus: incremental shares from assumed conversions
Effect of dilutive warrants	—	409,872	—	414,742
Shares used in calculating diluted loss per share	26,725,999	24,841,171	26,696,792	26,012,852

Diluted earnings per share:
Continuing operations	$(0.02)	$0.01	$(0.06)	$0.06
Discontinued operations	$—	$(0.02)	$(0.01)	$(0.31)
Net income (loss)	$(0.02)	$(0.01)	$(0.07)	$(0.25)

Net income (loss) attributable to common stockholders	$(0.02)	$(0.01)	$(0.07)	$(0.25)
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

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

For the three and nine months ended September 30, 2013 and 2012, certain common share equivalents were excluded from the calculation of diluted earnings per share as their effect on earnings per share was antidilutive.  These excluded shares totaled 9,838,734 and 10,089,315 for the three and nine months ended September 30, 2013 and 2012, respectively.

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
We determined that the disposition of KS Energy met the definition of a discontinued operation.  As a result, this business has been presented as a discontinued operation for all periods.  Financial information for the discontinued operation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Staffing services	$—	$11,120	$40,500	$14,023

Total revenues	—	11,120	40,500	14,023

Expenses
Depreciation and amortization	—	292	355	292
Selling, general, and administrative expenses	—	136,604	150,683	271,774

Total expenses	—	136,896	151,038	272,066

Loss before income taxes	$—	$(125,776)	$(110,538)	$(258,043)
On May 4, 2012, we entered into an agreement with a third party, the Purchaser, resulting in the sale of 100% of our interests in FDF.
We recognized a net after-tax loss of approximately $1,470,000 from the sale transaction during 2012, which represents the excess of the book value of the assets sold over the sale price.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

We determined that the disposition of FDF met the definition of a discontinued operation.  As a result, this business has been presented as a discontinued operation for all periods.  Financial information for the discontinued operation was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Revenues
Oilfield services	$—	$24,077,027
Drilling fluids	—	3,576,111

Total revenues	—	27,653,138

Expenses
Cost of goods sold - drilling fluids	—	1,325,674
Depreciation and amortization	—	3,126,243
Selling, general, and administrative expenses	—	24,605,436
(Gain) loss on sale of assets	—	75,692
Interest expense	—	1,687,504
Change in fair value of derivative liabilities	—	4,267,000
Accretion of preferred stock liability	—	1,299,495
Other	—	(5,878)

Total expenses	—	36,381,166

Loss before income taxes	$—	$(8,728,028)

NOTE 14.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Additional cash flow information was as follows for the nine months ended September 30, 2013 and 2012:

	2013	2012
Supplemental disclosures of cash flow information:
Total cash paid for interest	$4,550	$250,208
Total cash paid for taxes	$146,000	—
Cash paid for interest — related party	$—	$6,598

Supplemental disclosure of non-cash information:
Treasury shares received	$343	$2,732,342
Shares issued to retire debt	$—	$33,000
Dividend declared	$—	$643,829

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Overview
NYTEX Energy Holdings, Inc. ("NYTEX Energy") is an energy holding company with its principal operations centralized in its wholly-owned subsidiary, NYTEX Petroleum, Inc. (“NYTEX Petroleum”).  NYTEX Petroleum is an early-stage exploration and production (E&P) company engaged in the acquisition, development, and production of oil and natural gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs. NYTEX Petroleum also provides land services to its customers by identifying landowners and performing such services as analyzing land and mineral title reports, leasehold title analysis and reports, land title runsheets, sourcing, negotiating and acquiring leases, document preparation, and performing title curative functions.
NYTEX Energy Holdings, Inc. and subsidiaries are collectively referred to herein as the "Company,” “we,” “us,” and “our.”
General Industry Overview
The U.S. economy experienced a modest recovery during 2012 that has continued into 2013 with much of that recovery driven by the U.S. energy industry.  However, uncertainty persists as federal deficit issues continue to leave ambiguities with U.S. businesses and consumers including what policies and practices may be implemented to resolve these matters.  It remains challenging to predict the economic consequences on the U.S. energy industry, specifically the supply and demand for oil and gas, as governments struggle to resolve these issues.
Oil and Gas
NYTEX Petroleum, Inc. is an exploration and production company engaged in the acquisition, development and production of oil & gas reserves from low-risk, high rate-of-return wells in shallow carbonate reservoirs. By focusing on early, low and no-cost entry into “tight oil” resource plays in North Texas, using multiple entry methods, NYTEX Petroleum has swiftly amassed interests in more than 87,000 leasehold acres.  We believe these plays can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies. In the first quarter of 2013, we drilled our first two wells as the operator of record.
Results of Operations
Selected Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Financial Results
Revenues - Land Lease	$13,420	$866,522	$343,802	$3,020,738
Revenues - Oil and Gas sales	78,587	54,026	253,055	78,450
Revenues - Sale of oil and gas interests	128,188	—	244,190	—

Total revenues	220,195	920,548	841,047	3,099,188

Total operating expenses	680,442	434,166	2,358,239	1,397,150
Total other income (expense)	(36,307)	1,538	(61,017)	(333,178)

Income (loss) before income taxes	(496,554)	487,920	(1,578,209)	1,368,860
Income tax benefit (provision)	(20,077)	(118,018)	(30,350)	267,773

Income (loss) from continuing operations	$(516,631)	$369,902	$(1,608,559)	$1,636,633

Operating Results

Consolidated Adjusted EBITDA(1)	$(459,151)	$520,057	$(1,484,014)	$1,787,963

________________________________________________________

(1)See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.
Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012
On April 30, 2013, our former subsidiary, KS Energy Search Group, ceased operations and is accounted for as a discontinued operation.  On May 4, 2012, our former subsidiary, Francis Drilling Fluids, Ltd., (“FDF”), was sold to an unaffiliated third party and is accounted for as a discontinued operation.  As a result, all financial information included in this report including information contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read and considered in such context.
Revenues.  Revenues from continuing operations decreased $700,353 and $2,258,141 for the three and nine months ended September 30, 2013, respectively, compared to the prior year period. This was primarily due to a decrease from land services revenue of $856,335 and $2,676,924 for the three and nine months ended September 30, 2013, respectively.  The decrease in land services revenue is directly related to the timing of our ability to identify oil and gas leasehold properties to be acquired by our customers, and the timing and availability of our customer’s capital budget expenditures.  Our land services provide focused project management for companies looking to acquire and build positions in lease plays throughout North and West Texas.  These services range from generating land and mineral title reports, leasehold title analysis and reports, and land title run sheets to sourcing, negotiating and acquiring leases, document preparation, and performing title curative functions. The decrease in land services revenue was partially offset by an increase in the sale of oil and gas interests of $128,188 and $244,190 for the three and nine months ended September 30, 2013.  We anticipate revenues from land services and sale of oil and gas interests to increase over time as we continue to focus on opportunities in recently discovered resource plays in Texas and North America.
Revenues from oil and gas sales increased to $78,587 and $253,055 for the three and nine months ended September 30, 2013 respectively, compared to $54,026 and $78,450 for the three and nine months ended September 30, 2012 respectively.  The increase in oil and gas revenue is related to the continued growth of our oil and gas business as we seek to actively participate in oil and gas drilling projects in the lease plays we have identified throughout North Texas.
Oil & gas lease operating expenses.  Lease operating expenses from continuing operations increased $104,444 for the nine months ended September 30, 2013 compared to the prior year nine months ended September 30, 2012.  The change is due to an overall increase related to drilling activity on wells in which we have a working interest.  Lease operating expenses from continuing operations for the three months ended September 30, 2013 were $43,113, which was consistent with those of the prior year.
Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) from continuing operations for the three and nine months ended September 30, 2013, increased over the prior period due to the implementation of a new general ledger software program during the year.
Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses from continuing operations increased for the nine months ended September 30, 2013 compared to the prior year nine months ended September 30, 2012.  This increase was due to an overall increase in professional fees and expenses including accounting and legal costs, and increases in payroll related costs due in part to an increase in personnel.  SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, and insurance costs.
Interest expense.  Interest expense associated with continuing operations decreased for the nine months ended September 30, 2013 compared to the prior year period due to (i) a general reduction in the outstanding principal balances of our outstanding debt, and (ii) in June 2012, an early redemption of the 9% and 12% convertible debentures.  Interest expense from continuing operations for the three months ended September 30, 2013 were $18,091, which was consistent with amounts for the three months ended September 30, 2012.
Income tax provision.  The income tax provision from continuing operations for the three and nine months ended September 30, 2013 of $20,077 and $30,350, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.  The provision is due to limitations placed on our ability to fully offset taxable income by available net operating loss carryforwards.
Adjusted EBITDA
To assess the continuing operating results of our business, our chief operating decision maker analyzes net income (loss) before income taxes, interest expense, DD&A, impairments, gains or losses resulting from the sale of assets or resolution of commercial disputes, changes in fair value attributable to derivative liabilities, and discontinued operations (“Adjusted EBITDA”).  Our definition of Adjusted EBITDA, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to our financing methods or capital structure.  Similarly, DD&A and impairments are excluded from Adjusted EBITDA as a measure of our operating performance because capital expenditures are evaluated at the time capital costs are incurred.  In addition, changes in fair value attributable to derivative liabilities and the accretion of preferred stock liability are excluded from Adjusted EBITDA since these unrealized (gains) losses are not considered to be a measure of asset-operating performance. Management believes that the presentation of Adjusted EBITDA provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to GAAP Net Loss:
Net loss	$(495,051)	$(262,877)	$(1,741,404)	$(6,529,738)
Discontinued operations	(21,580)	657,935	132,845	8,217,980
Income tax expense (benefit)	20,077	118,018	30,350	(267,773)
Interest expense	18,091	15,714	53,895	335,314
DD&A	19,312	4,497	40,300	29,110
Change in fair value of derivative liabilities	—	(13,230)	—	3,070

Consolidated Adjusted EBITDA	$(459,151)	$520,057	$(1,484,014)	$1,787,963
Liquidity and Capital Resources
Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of September 30, 2013, we have cash and marketable securities, less the cash portion of deposits held in trust, totaling $252,540. However, if we do not generate sufficient cash flow from operations, we will need to raise additional capital through equity and/or debt financings to support and expand our drilling activities until such time as we fully implement our plan of future operations and generate sufficient cash flow.
On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014.  The line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit.  At September 30, 2013 and as of the date of this report, we were fully drawn under the revolving line of credit.

Cash Flows
The following table summarizes our cash flows and has been derived from our unaudited financial statements for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
Cash flow provided by operating activities	$347,479	$4,230,855
Cash flow provided by (used in) investing activities	(458,805)	4,176,995
Cash flow used in financing activities	(1,022,286)	(6,362,607)

Net increase (decrease) in cash and cash equivalents	(1,133,612)	2,045,243
Beginning cash and cash equivalents	1,484,386	10,817

Ending cash and cash equivalents	$350,774	$2,056,060

Cash flows from operating activities decreased for the nine months ended September 30, 2013 by $3,883,376 compared to cash flows from operating activities for the nine months ended September 30, 2012. This decrease was mainly due to a reduction in non-cash adjustments over the prior year totaling $7,630,334  This amount was offset by a decrease in the net loss of $4,839,943 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.   There was also an overall reduction in working capital of $1,278,775.
Cash flows used in investing activities for the nine months ended September 30, 2013 were $458,805 compared to cash provided of $4,176,995 for the nine months ended September 30, 2012.  The change primarily represents net cash inflows of $5,403,581 related to the disposition of FDF.  These inflows were offset by an increase in cash outflows year over year related to additions in oil and gas properties of $1,164,627 as well as an increase year over year in proceeds from the sale of oil and gas properties of $965,938.  There was also a decrease year over year in cash outflows related to additions to property and equipment as well as the purchase of marketable securities of $318,866 and $493,806, respectively.
Cash flows used in financing activities were $1,022,286 for the nine months ended September 30, 2013 compared to $6,362,607 for the nine months ended September 30, 2012.  The overall change is primarily related to the disposition of FDF, and the retirement of the debt related to that entity.  For the nine months ended September 30, 2013, the financing activity consisted of payments on notes payable, borrowings under the line of credit, the purchase of treasury shares, and the redemption of Series A Convertible Preferred Stock.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies
Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  Other than the clarification to our revenue recognition policy described below, there have been no significant changes in our critical accounting estimates and policies during the first nine months of 2013.
Revenue Recognition
Revenues from the sales of natural gas and crude oil are recorded when product delivery occurs and title and risk of loss pass to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes the Company may be entitled to, based on the Company's individual interest in the property. Periodically, imbalances between production and nomination volumes can occur for various reasons. In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded when determined. If an imbalance exists at the time the wells’ reserves are depleted, settlements are made among the joint interest owners under a variety of arrangements.

Revenues from land services are recorded when title work is completed and the customer has been invoiced for services provided. Revenues from the sale of interests in oil and gas properties are recorded once a formal agreement has been reached and the agreement has been consummated through the exchange of consideration.

•
Land services revenue - Land services revenues consist of fees generated from analyzing land and mineral title reports, leasehold title analysis and reports, land title runsheets, sourcing, negotiating and acquiring leases, document preparation and performing title curative functions. Such revenues had previously been reported as Other revenues on the consolidated statements of operations. NYTEX provides land services to its customers by identifying the landowners and performing various land services identified above. The buyer (NYTEX’s customer) pays the landowner directly for the undeveloped lease acreage. NYTEX does not take title to the leasehold acreage and the buyer’s purchase from the landowner is non-recourse. For its services, NYTEX receives fees directly from its customer for services provided for clearing title, etc., generally based on a per acre amount. There is no substantial performance obligation or a retained interest by NYTEX as we do not obtain an interest in the leasehold acreage (not a conveyance of interests).

•
Sale of oil and gas interests - As there is a very competitive market to purchase oil and gas lease interests, especially in newer oil and gas plays with increasing acreage costs, NYTEX may purchase undeveloped leasehold acreage from landowners and take title to the leasehold. However, holding the leasehold acreage is generally short term in nature (less than 90 days) as we only acquire the undeveloped property when an identified customer has already agreed to the 100% re-purchase of the leasehold acreage from NYTEX. Accordingly, we do not acquire the leasehold acreage on a speculative basis nor for our own development. There is no substantial performance obligation or retained interest by NYTEX as all land services have been performed and NYTEX sells 100% of the leasehold interest. The difference between the sale price and the amount (cost) paid for the lease by NYTEX is recognized as a gain on sale in accordance with ASC 932-360-55-8. Such gains are not deemed to be incidental or peripheral transactions as providing land services and facilitating the purchase of oil and gas leasehold interest for its customers are transactions that are part of NYTEX’s principal ongoing operations, thus reported within the Company’s revenues.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The information is not required under Regulation S-K for “smaller reporting companies.”
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
Item 1.  Legal Proceedings
At September 30, 2013, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations.  In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.
Item 1A.  Risk Factors
There have been no material changes in the company’s risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the Company’s Form 10-K for the year ended December 31, 2012.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of outstanding common shares.  The repurchases will be made from time-to-time on the open market at prevailing market prices.  The repurchase program is expected to continue over the next twelve months unless extended or shortened by the Board of Directors.  The timing and amount of any repurchase will depend on economic and market conditions, the trading price and other factors and any purchases will be executed in compliance with applicable laws and regulations.  The plan does not obligate the Company to acquire any particular amount of common stock and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.  The share repurchase program will be funded with the Company’s available working capital.  During the three months ended September 30, 2013, we did not have any purchases of the Company’s common stock pursuant to the stock repurchase program.
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

November 13, 2013

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
________________________________________________________
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

Exhibit 31.1
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
I, Michael K. Galvis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NYTEX Energy Holdings, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated this 13th day of November, 2013
/s/ Michael K. Galvis
Michael K. Galvis
President and CEO

Exhibit 31.2
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
I, Bryan A. Sinclair, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NYTEX Energy Holdings, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated this 13th day of November, 2013
/s/ Bryan A. Sinclair
Bryan A. Sinclair
Vice President and CFO

Exhibit 32.1
SECTION 1350 CERTIFICATIONS
This Certificate is being delivered pursuant to the requirements of Section 1350 of Chapter 63 (Mail Fraud) of Title 18 (Crimes and Criminal Procedures) of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of Section 18 of the Securities Act of 1934, as amended.
The undersigned, who are the Chief Executive Officer and Chief Financial Officer of NYTEX Energy Holdings, Inc. (the “Company”), each hereby certify as follows:
The Quarterly Report on Form 10-Q of the Company (the “Report”), which accompanies this Certificate, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 13th day of November, 2013

/s/ Michael K. Galvis
Michael K. Galvis
President and CEO

/s/ Bryan A. Sinclair
Bryan A. Sinclair
Vice President and CFO