Form 10-K
period 2013-12-31
NYTEX Energy Holdings, Inc.
filed 2014-08-14
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.2 million assuming a market value of $0.16  per share.
As of June 30, 2014, the registrant had 34,877,501 shares of common stock outstanding.
 __________________________________________________
Documents Incorporated by Reference
None

FORWARD-LOOKING STATEMENTS
The statements contained in all parts of this document relate to future events, including, but not limited to, any and all statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve known and unknown risks and uncertainties, including, but not limited to, those relating to the current economic environment and conditions, the volatility of natural gas and oil prices, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, technological changes, our significant capital requirements, the potential impact of government regulations and the taxation of the oil and gas industry, adverse regulatory determinations, litigation, competition, availability of drilling, completion and production equipment and materials, business and equipment acquisition risks, weather, availability of financing and the terms of any such financing, financial condition of our industry partners, ability to obtain permits, drilling and completion of wells, infrastructure for salt water disposal, costs of exploiting and developing our properties and conducting other operations, competition in the oil and gas industry, developments in oil producing and natural gas producing countries, and other factors detailed herein. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Risk Factors” and in other sections of this Form. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

PART I
Item 1.  Business
NYTEX Energy Holdings, Inc. d/b/a Sable Natural Resources (“Sable”) is an energy holding company with principal operations centralized in its wholly-owned subsidiary, NYTEX Petroleum, Inc. which changed its' name to Sable Operating Company, Inc. ("Sable Operating") on July 16, 2014.  Sable Operating is an early-stage exploration and production ("E&P") company engaged in the acquisition, development, and production of oil and natural gas reserves from low-risk, high rate-of-return wells in carbonate reservoirs. Sable Operating also provides land services to its customers by identifying landowners and performing such services as analyzing land and mineral title reports, leasehold title analysis and reports, land title runsheets, sourcing, negotiating and acquiring leases, document preparation, and performing title curative functions.
Prior to April 30, 2013, Sable owned 100% of the interests in Petro Staffing Group, LLC ("Petro Staffing"), a full-service executive recruiting and placement agency that provided the energy marketplace with full-time professionals.   Prior to November 5, 2012, Sable owned 80% of Petro Staffing resulting in a non-controlling interest.  On November 5, 2012, Sable acquired the remaining 20% interest in Petro Staffing and accordingly, Petro Staffing became a wholly-owned subsidiary of Sable. On April 30, 2013, the Company elected to cease the operations of its Petro Staffing business.
Prior to May 4, 2012, Sable, through its wholly-owned subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), owned a 100% membership interest in New Francis Oaks, LLC (“New Francis Oaks”) and its wholly-owned operating subsidiary, Francis Drilling Fluids, Ltd. (“Francis Drilling Fluids,” or “FDF” and, together with New Francis Oaks, the “Francis Group”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry.    On May 4, 2012, certain subsidiaries of ours entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an unaffiliated third party, FDF Resources Holdings LLC (the “Purchaser”).  Pursuant to the Merger Agreement, New Francis Oaks was merged into the Purchaser and, as a result, FDF is now owned by an unaffiliated third party.  See below for further discussion.
Sable and its subsidiaries, headquartered in Dallas, Texas, are collectively referred to herein as the “Company,” “we,” “us,” and “our.”
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
We plan to continue to produce and further develop our interests in North Texas and in the Texas Permian Basin, while evaluating both existing and recently discovered oil and natural gas play opportunities throughout Texas and North America.  In the event of a declaration of commerciality and approval of a plan of development, we intend to develop these discoveries to grow proved reserves and production.  We also plan to drill in our prospect portfolio, with the intent to further grow proved reserves and production should discoveries be made.

•	Apply technically-proven drilling and completion technologies to continue our successful exploration and development program
We believe our management and technical team are pivotal to the success of our business strategy. We have created an environment that enables them to focus their knowledge, skills and experience on finding and developing oil and natural gas fields. Culturally, we have an open, team-oriented work environment that fosters both creative and contrarian thinking. This approach allows us to fully consider and understand risk and reward and to deliberately and collectively pursue strategies that maximize value.  We used this philosophy and approach to develop the Marble Falls formation in the Fort Worth Basin using unconventional technology, a significant new petroleum system the industry previously did not consider either prospective or commercially viable.

•	Identify, access and explore emerging oil and liquids rich resources
We will continue to utilize our systematic and proven geologically-focused approach to emerging petroleum systems where geological data suggests hydrocarbon accumulations are likely to exist and early-stage commercial development has been made.  We believe this approach reduces the exploratory risk in poorly understood, under-explored or otherwise overlooked hydrocarbon areas that offer significant oil and natural gas potential.  This was the case with respect to the Marble Falls formation in the Fort Worth Basin, the area in which we chose to build our exploration portfolio beginning in 2011.
This approach and focus provides a competitive advantage in identifying and accessing new strategic growth opportunities. We expect to continue to seek new opportunities where oil and natural gas has not been produced in meaningful quantities by leveraging the skills of our experienced technical team.  This includes our existing areas of interest as well as selectively expanding into other regions.

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
Oil and Natural Gas — Sable Operating
Sable Operating is engaged in the acquisition, development, and resale of oil and natural gas leasehold properties in Texas.  We also acquire overriding royalty and working interests in the leasehold properties’ production of oil and natural gas reserves.  In addition, we provide land services to third party oil and natural gas companies whereby, through the use of contract landmen, we acquire oil and natural gas leases in areas specified by the customers.  Our growth initiatives focus on the acquisition of leasehold acreage within early-stage tight rock oil and natural gas resource plays.  We believe these plays exist and can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies.  Since beginning these activities in early 2011, Sable has acquired overriding and working interests in nearly 87,000 leasehold acres primarily in the Fort Worth Basin of North Texas.
Other Business Data
Our Competitive Edge
Our strategy is to enter early into emerging oil resource plays.  Now that the technology in the shales has extended to conventional tight rock limestone and carbonate reservoirs, the same horizontal drilling and multi-stage shale fracture stimulation technologies are being applied to increase daily production rates and ultimate recoveries of oil and natural gas. In the last year, we have been able to acquire significant acreage positions in oil resource plays at low costs and utilize our extensive network of associates, landmen, partners, and customers within the oil and gas industry working in these plays.  We access funding for our leasehold acreage acquisitions through land bank partners, develop our geology, and either sell the high-graded leasehold properties to industry partners to drill and develop the properties while retaining a promoted interest, or, through our operator-partners, drill and develop the properties.  By originating acquisitions, we generate upfront transaction fees, retain carried working interests in the leases and wells, and retain overriding royalties.  As a result, we do not take exploration risk in our early-stage development of oil and natural gas properties.

Our Wells
Information about our wells is summarized in the following table.

Well Name	County/State	Sable Working Interest
Non-Operated
Leach R-1	Jack, TX	9.0%	(1)
Leach R-2	Jack, TX	10.2%	(1)
Leach R-3	Jack, TX	12.6%	(1)
Virgil Maxwell	Jack, TX	8.7%	(1)
Gahagan Burns	Jack, TX	12.5%	(1)
Frank N-1	Jack, TX	15.3%	(1)
JO Hester #1D	Jack, TX	25.0%
Liberty Farms 2ST	Liberty, TX	5.1%
Oakwood Dome	Leon, TX	6.3%
Sand Hill C-3	Leon, TX	6.3%
West Chablis	Ship Shoal Parish, LA	0.3%
Germany #1	Palo Pinto, TX	0.5% Overriding Royalty
Farmer	Young, TX	10.2%
Thunder A-965 1	Young, TX	3.8%
Remuda A-154 #1H	Throckmorton, TX	1% Overriding Royalty
Newman 1	Jack, TX	25.2%
Coley 1	Jack, TX	25.2%

(1) Wells were impaired during 2013 as discussed in Item 2. Properties, Oil and Natural Gas Reserves, but the Company retains its working interest in the wells.
Our Prospects
Information about our prospects we hold for future development is summarized in the following table.

Tract	County/State	Gross Acres	Sable Working Interest	Net Acres
San Andres	Howard, TX	4,515.0	10.0%	451.5
Matlock	Clay, TX	90.5	33.3%	30.2
Newman	Jack, TX	218.4	25.2%	55.0
Coley	Jack, TX	160.0	25.2%	40.3
Crum	Jack, TX	252.4	33.3%	84.1
Peterson	Jack, TX	147.7	50.0%	73.9
Briscoe	Jack, TX	107.3	50.0%	53.6
Barnett	Young, TX	2,261.0	12.0%	271.3
		7,752.3		1,059.9

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
The demand for our land services fluctuates in relation to the identification of newly discovered oil and natural gas plays and by the price (or anticipated price) of oil and natural gas which is impacted by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, demand for our services increase as oil and natural gas producers attempt to expand their inventory of undeveloped oil and natural gas properties.  However, in a lower oil and natural gas price environment, demand for our services generally decreases as oil and natural gas producers decrease their activity.
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
Hydraulic Fracturing
Hydraulic fracturing, a technique in use for over 60 years, is commonly applied to wells drilled in low permeability reservoir rock.  A hydraulic fracture is formed by pumping fracturing fluid into the wellbore at a rate sufficient to cause the formation to crack, allowing the fracturing fluid to enter and extend the crack farther into the formation.  To keep this fracture open after the injection stops, a solid proppant, primarily sand, is added to the fracture fluid.  The propped hydraulic fracture then becomes a high permeability conduit through which the oil and/or natural gas can flow to the well.
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
Customers
Our customers include purchasers of the oil and natural gas we produce and independent oil and gas exploration and production companies.  Of our consolidated revenues during the year ended December 31, 2013, we had two customers that accounted for more than 10% of our total consolidated revenues at a rate of 37% and 26%, respectively.
Employees

As of June 30, 2014, we had six employees between our Oil and Gas business and corporate holding company.  Our employees are not represented by a labor union and are not covered by collective bargaining agreements.
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

(ii)
(A) the Company caused the release of the $1,800,000 of  Escrowed Cash (as defined in the Escrow Agreement, dated as of November 23, 2010, by and among Acquisition Inc., Bryan Francis and The F&M Bank & Trust Company (the “Francis Escrow Agreement”)) then being held in escrow pursuant to the Francis Escrow Agreement, in accordance with the terms of the Francis Escrow Agreement, and (B) Michael G. Francis transferred and assigned back to the Company 625,000 shares of common stock of the Company ("NYTEX Common Stock") then owned by Michael G. Francis and originally issued to him pursuant to the Membership Interest Purchase Agreement, dated as of November 23, 2010 (the “Francis Purchase Agreement”), and then being held in escrow pursuant to the Francis Escrow Agreement;

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

Additional Information
For additional information on our business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Results of Operations”.
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
Our business model substantially changed as a result of the sale of FDF.
Prior to its sale on May 4, 2012, FDF accounted for approximately 99 percent of our current revenues and approximately 97 percent of our assets and the provision of drilling fluids and oil and natural gas well fracturing proppants through FDF had been our primary business strategy since we acquired FDF.  Following the sale of FDF, we altered our business strategy to focus on the expansion and development of oil and natural gas reserves.  In the future, we may explore additional and different opportunities, some of which may prove not to be viable or advisable and we will not develop every business we evaluate.  Further, exploring and executing new business models and opportunities can be time consuming, result in significant expenses that may never be recouped and may divert management’s attention from our existing businesses.  Even if we determine to further develop a business, the integration of any new business into our existing structure will likely be complex, time consuming and potentially expensive and could disrupt business operations if not completed in a timely and efficient manner.  Any failure to identify new business opportunities, successfully integrate any new businesses with our current structure or receive the anticipated benefits of any new business could have a material adverse effect on our business, financial condition and operating results.
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
We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility.  We cannot assure you that any additional equity sales or financing will be available in amounts or on terms acceptable to us, if at all.  The sale of additional equity securities would result in additional dilution to our stockholders and, depending on the amount of securities sold, could result in a significant reduction of your percentage interest in us. The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financing covenants that would further restrict our operations. If we are unable to secure sufficient sources of liquidity, we may be unable to continue our operations.
We intend to seek substantial sources of liquidity. In addition, management has implemented plans to improve liquidity through cash flows generated from development of new business initiatives within the oil & gas industry and improvements to results from existing operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
Our independent registered public accounting firm issued its report dated August 6, 2014 in connection with the audit of our consolidated financial statements as of December 31, 2013 and 2012, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report, along with our recent net losses and our accumulated deficit, may make it difficult for us to raise additional debt or equity financing necessary to conduct our operations. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
If oil and natural gas prices remain volatile, or decline, the demand for our land services could be adversely affected.
The demand for our land services is primarily determined by current and anticipated oil and natural gas prices and the related general production spending and level of drilling activity in the areas in which we have operations.  Volatility or weakness in oil and natural gas prices (or the perception that oil and natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells.  This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of our well service equipment.  Continued volatility in oil and natural gas prices or a reduction in drilling activities could materially and adversely affect the demand for our services and our results of operations.
If oil and natural gas prices decline we may be required to take write-downs of the carrying values of our oil and natural gas properties.
Accounting rules require us to periodically review the carrying value of our producing oil and natural gas properties for possible impairment.  Based on specific market factors and circumstances at the time of prospective impairment reviews, which may include depressed oil and natural gas prices, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties.
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
In the event we do complete an acquisition, its successful impact on our business will depend on a number of factors, many of which are beyond our control.  These factors include the purchase price, future oil and natural gas prices, the ability to reasonably estimate or assess the recoverable volumes of reserves, rates of future production and future net revenues attainable from reserves, future operating and capital costs, results of future exploration, exploitation and development activities on the acquired properties, and future abandonment and possible future environmental or other liabilities.  There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves, actual future production rates, and associated costs and potential liabilities with respect to prospective acquisition targets.  Actual results may vary substantially from those assumed in the estimates.  A customary review of subject properties will not necessarily reveal all existing or potential problems.
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

We depend to a large extent on the services of some of our executive officers.  The loss of the services of Michael K. Galvis, our Chief Executive Officer; Cory Hall, our President and Chief Operating Officer; or other key personnel could disrupt our operations.  Although we have entered into employment agreements with Mr. Galvis, Mr. Hall and certain other executive officers that contain, among other provisions, non-compete agreements, we may not be able to retain the executives past the terms of their employment agreements or enforce the non-compete provisions in the employment agreements.
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
The occurrence of a significant event or adverse claim in excess of the insurance coverage we maintain or which is not covered by insurance could have a material adverse effect on our financial condition and results of operations.  In addition, claims for loss of oil and natural gas production and damage to formations can occur in the well services industry.  Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.
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

As of December 31, 2013, we had outstanding (i) 3,724,004 shares of Series A Preferred Stock which are convertible into an aggregate of 3,724,004 shares of our common stock at $1.00 per share, and (ii) warrants to purchase 4,748,690 shares of our Common Stock at a weighted average exercise price of $1.18 per share.
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
We have a total of 200,000,000 shares of common stock authorized for issuance. As of December 31, 2013, we had 172,270,264 shares of common stock available for issuance.  We have reserved 3,724,004 shares for conversion of our Series A Preferred Stock, 4,748,690 shares for issuance upon the exercise of outstanding warrants held by various security holders, and 4,853,632 shares for issuance under the 2013 Equity Incentive Plan.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  We may also make acquisitions that result in issuances of additional shares of our capital stock. Furthermore, the book value per share of our common stock may be reduced.
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

Other risk factors
Reserve data of our oil and natural gas operations are estimates based on assumptions that may be inaccurate.
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
The following is a summary of our interest in oil and natural gas wells:

Well Name	County/State	Sable Working Interest
Non-Operated
Leach R-1	Jack, TX	9.0%	(1)
Leach R-2	Jack, TX	10.2%	(1)
Leach R-3	Jack, TX	12.6%	(1)
Virgil Maxwell	Jack, TX	8.7%	(1)
Gahagan Burns	Jack, TX	12.5%	(1)
Frank N-1	Jack, TX	15.3%	(1)
JO Hester #1D	Jack, TX	25.0%
Liberty Farms 2ST	Liberty, TX	5.1%
Oakwood Dome	Leon, TX	6.3%
Sand Hill C-3	Leon, TX	6.3%
West Chablis	Ship Shoal Parish, LA	0.3%
Germany #1	Palo Pinto, TX	0.5%	(2)
Farmer	Young, TX	12.5%
Thunder A-965 1	Young, TX	5.0%
Remuda A-154 #1H	Throckmorton, TX	1.0%	(2)
Newman 1	Jack, TX	25.2%
Coley 1	Jack, TX	25.2%
(1) Wells were impaired during 2013 as discussed further below, but the Company retains its working interest in the wells.
(2) Overriding royalty only.

The following is a summary of our interest in undeveloped properties:

Tract	County/State	Gross Acres	Sable Working Interest	Net Acres
San Andres	Howard, TX	4,515.0	10.0%	451.5
Matlock	Clay, TX	90.5	33.3%	30.2
Newman	Jack, TX	218.4	25.2%	55.0
Coley	Jack, TX	160.0	25.2%	40.3
Crum	Jack, TX	252.4	33.3%	84.1
Peterson	Jack, TX	147.7	50.0%	73.9
Briscoe	Jack, TX	107.3	50.0%	53.6
Barnett	Young, TX	2,261.0	12.0%	271.3
		7,752.3		1,059.9

Oil and Natural Gas Reserves
Beginning in 2012, we re-focused our strategy on oil and natural gas production as well as early stage development of minor oil and natural gas resource plays.  The following table summarizes our oil and natural gas productions, revenues, our productive wells and acreage, undeveloped acreage and drilling activities for the years ended December 31, 2013 and 2012:

	2013	2012
Production
Oil Revenue	$116,126	$137,119
Natural Gas Revenue	$103,034	$45,354
Gross oil production (bbl)	29,929	63,442
Net oil production (bbl)	1,060	1,502
Gross natural gas production (mcf)	213,549	242,768
Net natural gas production (mcf)	16,847	10,565
Average oil sales price per bbl	$96.31	$94.38
Average natural gas sales price per mcf	$4.71	$3.79
Average gross daily production (BOED)	144	320
Average net daily production (BOED)	8	11
Average gross daily production (mcfs)	1,491	1,399
Average net daily production (mcfs)	128	80

Productive wells - oil
Gross	13	10
Net	1	1
Productive wells - natural gas
Gross	12	8
Net	1	1
Developed acreage
Gross	378	667
Net	95	106
Undeveloped acreage
Gross	7,752	5,740
Net	1,091	2,417
Drilling activity
Net productive exploratory wells drilled	—	—
Net dry exploratory wells drilled	—	—

During 2012, we began re-focusing on the acquisition, development, and production of oil and natural gas. However, nearly all of the wells in which we have interests were not completed nor in production until late in the fourth quarter of 2012.  Further, due to negative financial and legal matters impacting the third-party operator's ability to effectively operate and manage the six wells completed in 2012, we recognized a $355,865 impairment charge in 2013 related to our non-operated interest in the six wells and accordingly, we do not present reserve data for these six wells for the years ended December 31, 2012 and 2013.
During 2013, we drilled and completed only two wells. Reserve information for 2013 related to our two proved developed producing properties is based on estimates prepared internally by Sable.
Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history, and changes in economic factors. Oil reserves, which include condensate and natural gas liquids, are stated in barrels and natural gas reserves are stated in thousands of cubic feet.
The PV-10 value was prepared utilizing the twelve-month un-weighted arithmetic average of the first day of the month price for the period January through December 2013, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by Sable Operating. For further information concerning the present value of future net revenues from these proved reserves, see Supplemental Oil & Gas Data to the Notes to Consolidated Financial Statements.
We maintain internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with the rules and regulations provided by the SEC. Michael Galvis, our CEO, is primarily responsible for overseeing the preparation of the reserve estimates and has over 30 years of experience in the oil and gas industry. Numerous uncertainties exist in estimating quantities of proved reserves. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and natural gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As of December 31, 2013 and 2012, we did not have any delivery commitments.
We believe Sable Operating has taken all necessary steps to fully comply with Rule 4-10(a) of Regulation S-X for oil and natural gas reserves.
The following tables set forth our estimated net proved oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2013. Table 1 shows Sable’s net proved oil and natural gas reserves and future discounted net revenues. This table includes the Newman #1 and Coley #1 wells. Table 1A shows the same reserves but with a barrel of oil equivalent calculation (BOE equals 6 Mcf to 1 Bbl).
Table 1
TOTAL PROVED RESERVES (12/31/2013 as of date)

	Net Proved Developed			Net Proved Undeveloped			Net Total Proved
	PDP & PDnP			PU/D			PDP, PDnP, & PU/D
	Oil (bbl)	Gas (mcf)	PV 10 ($) (1)(2)	Oil (bbl)	Gas (mcf)	PV 10 ($) (1)(2)	Oil (bbl)	Gas (mcf)	PV 10 ($) (1)(2)
Newman - Coley	7,500	188,533	616,705	—	—	—	7,500	188,533	616,705
Table 1A
TOTAL PROVED RESERVES WITH BOE (12/31/2013 as of date, 6 mcf per barrel of oil)

	Net Proved Developed			Net Proved Undeveloped			Net Total Proved
	PDP & PDnP			PU/D			PDP, PDnP, & PU/D
	Oil (bbl)	Gas (mcf)	BOE	Oil (bbl)	Gas (mcf)	BOE	Oil (bbl)	Gas (mcf)	BOE
Newman - Coley	7,500	188,533	38,922	—	—	—	7,500	188,533	38,922

(1)
The PV-10 value as of December 31, 2013 is pre-tax and was determined utilizing the twelve-month un-weighted arithmetic average of the first day of the month price for the period January through December 2013. Natural gas prices are referenced to a Henry Hub (HH) price of $3.68 per MMBtu, as published in Platts Gas Daily, and are adjusted for energy content, transportation fees, and regional price differentials. Oil and NGL prices are referenced to a West Texas Intermediate (WTI) crude oil price of $96.60 per barrel, as posted by Plains Marketing, L.P., and are adjusted for gravity, crude quality, transportation fees, and regional price differentials. These reference prices are held constant in accordance with SEC guidelines. Management believes that the presentation of PV-10 value may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. Therefore, we have included a reconciliation of the measure to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows in footnote (2) below). Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of Sable Operating's oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of Sable Operating’s reserves to other companies. Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and natural gas properties and in evaluating acquisition candidates. The PV-10 value is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by Sable Operating. PV-10 value should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

(2)
Future income taxes and present value discounted (10%) future income taxes were $371,787 and $215,847, respectively. Accordingly, the after-tax PV-10 value of Net Total Proved Reserves (or “Standardized Measure of Discounted Future Net Cash Flows”) is $400,858.

Item 3.  Legal Proceedings
Other than ordinary routine litigation incidental to our business, we are not party to any material pending legal proceedings.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
A public trading market for our common stock began trading on April 1, 2011, and our common stock is now traded in very limited quantities under the symbol “NYTE” on the OTCQB market tier, an interdealer quotation system operated by OTC Markets Group, Inc.  The range of closing prices for our common stock, as reported during each quarter during the years ended December 31, 2013 and 2012 was as follows.

2013 Quarter Ended	High	Low
March 31, 2013	$0.60	$0.29
June 30, 2013	$0.34	$0.15
September 30, 2013	$0.17	$0.09
December 31, 2013	$0.15	$0.08

2012 Quarter Ended	High	Low
March 31, 2012	$1.00	$0.50
June 30, 2012	$0.80	$0.27
September 30, 2012	$0.51	$0.20
December 31, 2012	$0.40	$0.20

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  As of June 30, 2014, the closing price of our common stock was $0.10 per share.
Holders
As of June 30, 2014, we had approximately 34,877,501 shares of common stock outstanding held by a total of 209 stockholders of record.
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
In addition, we have granted performance-based stock awards to certain employees of the Company and its subsidiaries pursuant to terms negotiated under individual employment agreements for such employees with no exercise price.  The following table sets forth the number of shares of restricted common stock outstanding under such plans and the number of shares that remain available for issuance under such plans, as of June 30, 2014:

	Total Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Stock
Plan Category	Number (a)	Weighted-average exercise price (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	130,000	$0.42	4,853,632
Total	130,000	$0.42	4,853,632
Recent Sales of Unregistered Securities

Share Repurchase Program
In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of outstanding common shares. The repurchases will be made from time-to-time on the open market at prevailing market prices. The repurchase program is expected to continue over the next twelve months unless extended or shortened by the Board of Directors. The timing and amount of any repurchase will depend on economic and market conditions, the trading price and other factors and any purchases will be executed in compliance with applicable laws and regulations.  The plan does not obligate the Company to acquire any particular amount of common stock and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.  The share repurchase program will be funded with the Company’s available working capital. During the year ended December 31, 2013, the Company acquired a total of 1,450 shares at an average price per share of $0.24. Based on the average of daily high / low price per share for the year ended December 31, 2013, or $0.23 per share, the approximate dollar value of shares that may yet be purchased under the plan is $621,000. We did not have a share repurchase plan for the year ended December 31, 2012.
Series A Preferred Stock Restructuring
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
Issuance and Sale of Securities
On June 20, 2014, the Board of Directors (the “Board”) of the Company approved the sale and issuance of 8,013,902 shares of Common Stock of the Company to Cory Hall in exchange for consideration of $1,001,738 in accordance with the Securities Purchase Agreement executed on June 20, 2014 between the Company and Mr. Hall. (the “Hall Offering”). The Hall Offering was made in reliance on the exemption provided by Rule 506(b) promulgated under the Securities Act of 1933, as amended, and certain provisions of Regulation D thereunder based on Mr. Hall’s status as an accredited investor.
In connection with the transactions described above, effective June 23, 2014, the Board approved the expansion of the size of the Board from three to four members and appointed Cory Hall to the vacancy on the Board created by such expansion. At this time, Mr. Hall is not appointed to any Board committees. Mr. Hall is 39 years old and has no family relationships with anyone on the Board or any of the officers of the Company. In addition to his appointment as a member of the Board, effective June 20, 2014, Mr. Hall was also appointed as the President and Chief Operating Officer of the Company.
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debenture") to fund our ongoing working capital needs. Terms of the 12% Convertible Debenture were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.50 per share of the Company's common stock; and, (iii) each unit includes a three-year warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of three years from the effective date of the warrant. As of June 30, 2014, we had raised $900,000 under the 12% Convertible Debenture offering including warrants to purchase up to 450,000 shares of the Company's common stock.

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
We are an energy holding company consisting of one operating segment represented by the operations of our wholly-owned subsidiary, Sable Operating Company, Inc. (“Sable Operating”), an exploration and production company engaged in the acquisition, development and production of oil and natural gas reserves from low-risk, high rate-of-return wells in carbonate reservoirs. By focusing on early, low and no-cost entry into “tight oil” resource plays in North Texas, using multiple entry methods, Sable Operating has acquired overriding and working interests in nearly 87,000 leasehold acres primarily in the Fort Worth Basin of North Texas.  We believe these plays can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies.
Sable and subsidiaries are collectively referred to herein as “we,” “us,” “our,” “its,” and the “Company”.

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

(ii)
(A) the Company caused the release of the $1,800,000 of  Escrowed Cash (as defined in the Escrow Agreement, dated as of November 23, 2010, by and among Acquisition Inc., Bryan Francis and The F&M Bank & Trust Company (the “Francis Escrow Agreement”)) then being held in escrow pursuant to the Francis Escrow Agreement, in accordance with the terms of the Francis Escrow Agreement, and (B) Michael G. Francis transferred and assigned back to the Company 625,000 shares of NYTEX Common Stock then owned by Michael G. Francis and originally issued to him pursuant to the Membership Interest Purchase Agreement, dated as of November 23, 2010 (the “Francis Purchase Agreement”), and then being held in escrow pursuant to the Francis Escrow Agreement;

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
Discontinued Operations — Staffing Services
Prior to April 30, 2013, Sable owned 100% of the interests in Petro Staffing Group, LLC ("Petro Staffing"), a full-service executive recruiting and placement agency that provided the energy marketplace with full-time professionals.   Prior to November 5, 2012, Sable owned 80% of Petro Staffing resulting in a non-controlling interest.  On November 5, 2012, Sable acquired the remaining 20% interest in Petro Staffing and accordingly, Petro Staffing became a wholly-owned subsidiary of Sable. On April 30, 2013, the Company elected to cease the operations of its Petro Staffing business.

Results of Operations
Selected Data

	December 31,
	2013	2012
Financial Results
Revenues - Land services	$434,906	$3,816,810
Revenues - Oil and Natural Gas sales	219,160	182,473
Sale of oil and natural gas interests	276,092	2,006,922

Total revenues	930,158	6,006,205

Operating expenses	(3,486,876)	(1,679,385)
Interest expense, net	(60,656)	(311,047)
Loss on sale of marketable securities	(27,755)	—
Other (expense) income	—	2,375

Income (loss) from continuing operations before income taxes	(2,645,129)	4,018,148
Income tax provision	(64,829)	(20,401)

Income (loss) from continuing operations	$(2,709,958)	$3,997,747

Basic earnings per share:
Earnings (loss) from continuing operations	$(0.10)	$0.15
Earnings (loss) from discontinued operations	—	(0.35)
Net loss	$(0.10)	$(0.20)
	.
Net loss attributable to common stockholders	$(0.10)	$(0.22)

Diluted earnings per share:
Earnings (loss) from continuing operations	$(0.10)	$0.15
Earnings (loss) from discontinued operations	—	(0.35)
Net loss	$(0.10)	$(0.20)

Net income (loss) attributable to common stockholders	$(0.10)	$(0.20)

Weighted average shares outstanding:
Basic	26,704,835	25,863,313
Diluted	26,704,835	26,277,045
Year ended December 31, 2013 compared to the year ended December 31, 2012
Revenues.

•
Land Services.  Revenues from land services decreased 89% to $434,906 for the year ended December 31, 2013 compared to the prior year of $3,816,810 as our customers slowed their mineral lease purchases in our primary buy area of North Texas as they fulfilled their budgeted acreage purchases prior to initiating drilling activities. We continue to identify potential new oil and natural gas development plays and align mineral / lease owners with oil and gas companies desiring to acquire and build significant positions in lease plays throughout Texas.  For our customers, our land services generate land and mineral title reports, leasehold title analysis, and land title run sheets as well as source, negotiate, and acquire leases, prepare documents, and provide title curative functions.

•
Oil and Natural Gas Sales. Oil and natural gas sales increased 20% to $219,160 for the year ended December 31, 2013 compared to the prior year of $182,473 primarily due to timing of drilling / production principally in the prior year fourth quarter and related wells not generating production until 2013.  In addition, two new wells, Newman 1 and Coley 1 were drilled, completed, and began producing during the latter half of 2013. In the future, we plan to continue to produce and further develop our interests in North Texas and the Permian, while evaluating both existing and recently discovered oil and natural gas play opportunities throughout Texas and North America.  In the event of a declaration of commerciality and approval of a plan of development, we intend to develop these discoveries to grow proved reserves and production.  We also plan to drill in our prospect portfolio, with the intent to grow proved reserves and production should discoveries be made.

•
Sale of oil and natural gas interests.  Sales of oil and natural gas interests were down 86% to $276,092 for the year ended December 31, 2013 compared to the prior year of $2,006,922 as we have shifted our focus toward holding and developing properties. Further, the sale of oil and natural gas interests in the prior year related to one large transaction. In December 2012, we entered into and completed the sale of a 15% interest in approximately 17,000 leasehold acres including two producing wells and carried interest in seven additional drilling prospects that resulted in a net sale of approximately $2 million.

Oil & natural gas lease operating expenses.  Lease operating expenses decreased 17%, or $17,902 in the current year ended December 31, 2013 compared to the prior year ended December 31, 2012 due principally to efficiencies gained with operating wells in the North Texas area including water disposal. We expect lease operating expenses to increase in the future as we drill additional wells.
Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization increased in the current year ended December 31, 2013 compared to the prior year period due primarily to an increase in overall depreciable assets including depletion recognized on the Newman and Coley wells totaling approximately $27,900. We did not have any depletion expense in 2012.
General and administrative expenses.  General and administrative (“G&A”) expenses from continuing operations increased 29%, or approximately $667,785 for the year ended December 31, 2013 compared to the prior year due primarily to an increase in legal costs associated with the dispute between the Company and WayPoint involving amounts due to the Company by WayPoint under the Omnibus Agreement, accounting, and other professional fees during 2013, increase in bad debt expense related to the 2012 six-well program as well as amounts due to us for services provided by our land services business totaling $549,818, increases in land services-related costs on leases held in inventory, offset by a decreases in salary, wages, and benefit costs of approximately $234,000.  G&A consists primarily of accounting, legal, salary and wages, contract labor, professional fees, land services costs, lease rental costs, fuel, and insurance costs.
Impairment loss. During the fourth quarter of 2013, we recognized an impairment charge totaling $355,865 related to the non-operated six wells in Jack County, Texas that we drilled in 2012 due to on-going legal, financial, and operating difficulties of the wells' third-party operator.
Interest expense.  Interest expense from continuing operations decreased for the year ended December 31, 2013 compared to the prior year period due primarily to the retirement of the 9% and 12% debentures as well as the write-off of certain deferred financing costs and associated amortization related to the disposition of FDF during 2012, which was accounted for as interest expense.
Loss on sale of marketable securities. In the fourth quarter of 2013, we sold all of our marketable securities consisting of fixed-income mutual funds and recognized a loss on sale totaling $27,755. Proceeds from the sale of the marketable securities were used to pay in full the outstanding balance of our revolving line of credit totaling $325,000.
Adjusted EBITDA
To assess the operating results of our segments, our chief operating decision maker analyzes net income (loss) before income taxes, interest expense, DD&A, impairments, gains or losses resulting from the sale of assets other than dispositions of oil and natural gas interests, or resolution of commercial disputes, and changes in fair value attributable to derivative liabilities (“Adjusted EBITDA”).  Our definition of Adjusted EBITDA, which is not a GAAP measure, excludes interest expense to allow for assessment of operating results without regard to our financing methods or capital structure.  Similarly, DD&A and impairments are excluded from Adjusted EBITDA as a measure of operating performance because capital expenditures are evaluated at the time capital costs are incurred.  In addition, changes in fair value attributable to derivative liabilities are excluded from Adjusted EBITDA since these unrealized (gains) losses are not considered to be a measure of asset-operating performance.  Management believes that the presentation of Adjusted EBITDA provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

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

	December 31,
	2013	2012
Reconciliation of Adjusted EBITDA to GAAP Net Income (Loss):
Net loss	$(2,676,629)	$(5,156,891)
Discontinued operations	(33,329)	9,154,638
Income tax provision (benefit)	64,829	20,401
Interest expense, net	60,656	311,047
Impairment loss	355,865	—
Loss on sale of marketable securities	27,755	—
DD&A	100,207	32,746
Consolidated Adjusted EBITDA	$(2,100,646)	$4,361,941

Liquidity and Capital Resources
Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of December 31, 2013, we have cash and cash equivalents totaling $93,728 on hand.
We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under existing debt obligations as well as amounts due to our vendors in the normal course of business. For the year ended December 31, 2013, we incurred a net loss from continuing operations of $2,709,958 and have an accumulated deficit totaling $19,348,528, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.
We intend to seek substantial sources of liquidity. In addition, management has implemented plans to improve liquidity through cash flows generated from development of new business initiatives and improvements to results from existing operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.
On July 11, 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bears an annual interest rate based on the 30 day LIBOR plus 1.95% and matures on July 11, 2014.  The line of credit is secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit.  In the fourth quarter of 2013, we paid in full the outstanding balance on the revolving line of credit totaling $325,000 with proceeds from the sale of our marketable securities. Following the pay off of the revolving line of credit, we terminated the credit agreement.
At December 31, 2013, we had outstanding long term debt obligations totaling $418,698, of which $289,891 is determined to be due in one year or less. None of our debt obligations have negative covenant requirements.
In January 2014, we entered into a $100,000 secured promissory note agreement with a third party to provide working capital to the Company. The secured promissory note was due in four months from the date of issuance. Under the terms of the secured promissory note, the loan paid interest at a rate of 18%, plus an accommodation fee, such that including the interest payable under the loan, an amount ranging from $5,000 to $20,000, depending upon the number of months the secured promissory note remained outstanding, plus 12,500 shares of the Company's common stock. In February 2014, the holder of the secured promissory note transferred their outstanding principal due under the agreement to the Company's private offering of three-year 12% convertible debentures, and the secured promissory note was deemed paid in full. (See discussion regarding 12% convertible debentures below.)

In February 2014, we entered into two $100,0000 secured bridge loans ("Secured Bridge Loans") with two third parties to provide working capital to the Company. Under the terms of the Secured Bridge Loans, principal is due in forty days with interest payable at 18%, plus an accommodation fee, such that combined with the interest due and payable, a sum equal to $20,000, plus 25,000 shares of the Company's common stock. In March 2014, in consideration of an additional 25,000 shares of the Company's common stock, the maturity date of both Secured Bridge Loans was extended. In April 2014, the Company made a partial payment totaling $140,000 on the Secured Bridge Loans. In May 2014, one of the Secured Bridge Loans was paid in full. At June 30, 2014, amounts due under the remaining Secured Bridge Loan totaled $20,700, of which $15,700 represents accrued and unpaid interest.
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debenture") to fund our ongoing working capital needs. Terms of the 12% Convertible Debenture were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.50 per share of the Company's common stock; and, (iii) each unit includes a three-year warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of three years from the effective date of the warrant. As of June 30, 2014, we had raised $900,000 under the 12% Convertible Debenture offering including warrants to purchase up to 450,000 shares of the Company's common stock.
Cash Flows
The following table summarizes our cash flows and has been derived from our audited financial statements for the years ended December 31, 2013 and 2012.

	December 31,
	2013	2012
Cash flows provided by (used in) operating activities	$(210,102)	$3,936,339
Cash flow provided by investing activities	1,222,534	3,984,119
Cash flow (used in) financing activities	(2,403,090)	(6,446,889)

Net increase (decrease) in cash and cash equivalents	(1,390,658)	1,473,569
Beginning cash and cash equivalents	1,484,386	10,817

Ending cash and cash equivalents	$93,728	$1,484,386

Cash flows from operating activities decreased from a cash inflow of $3,936,339 for the year ended December 31, 2012 to a cash outflow of $210,102 for the year ended December 31, 2013 mainly due to a $2,068,926 decrease in net working capital changes from $3,611,469 cash inflow in the prior year ended December 31, 2012 compared to a cash inflow of $1,542,543 in the current year.  The decrease in cash inflows was further offset by changes in non-cash adjustments affecting earnings including a $3,059,276 decrease in depreciation, depletion, and amortization, a $4,269,510 decrease in change of fair value of derivatives as there was no change in fair value of the one remaining derivative for the year ended December 31, 2013, and a loss on disposal of discontinued operations of $31,892 (disposal of our former staffing business – PSG) for the year ended December 31, 2013 compared to a loss on disposal totaling $1,470,007 for the year ended December 31, 2012. These decreases in non-cash adjustments were offset by a decrease in net loss for the year ended December 31, 2013 of $2,676,629 compared to a net loss of $5,156,891 for the prior year ended December 31, 2012.
Cash flows provided from investing activities decreased by $2,761,585 for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of cash received as part of the disposition of FDF in May 2012.  During 2013, we had only $41,295 of additions to property and equipment compared to $317,039 for the prior year ended December 31, 2012; and proceeds from the sale of our marketable securities totaling $494,625 for the current year as compared to purchases of marketable securities totaling $509,050 in the prior year. We purchased only $8,136 in marketable securities in the current year ended December 31, 2013. During 2013, Escrow reported as restricted cash on the accompanying Consolidated Balance Sheet was reduced by $1,193,650 as $1,039,907 was released from Escrow and was used to redeem 1,039,907 shares of Series A Convertible Preferred Stock and $154,178 was disbursed from Escrow to the Purchaser of FDF related to certain indemnification claims identified by the Purchaser under the Merger Agreement, and $435 of interest was earned by the Escrow account.  The Escrow was established in 2012 as part of the sale of FDF.  Further, during 2013, we collected $1,322,143 in proceeds  from sales of oil and gas properties and used cash totaling $1,738,453 to acquire oil and gas properties.
Cash flows used in financing activities was $2,403,090 for the current year ended December 31, 2013 compared to $6,446,889 for the year ended December 31, 2012; a decrease of $4,043,799.  This change was primarily a result of the redemption of the convertible debentures during 2012 of $3,208,014 as well as an overall reduction in payments under notes payables of $1,184,127 when compared to the prior year. During 2013, we redeemed a total of 2,039,865 shares of Series A Convertible Preferred Stock.  We did not redeem any shares of Series A Convertible Preferred Stock in 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  On an ongoing basis, we review these estimates based on information that is currently available.  Changes in facts and circumstances may cause us to revise our estimates.  The most significant estimates relate to revenue recognition, depreciation, depletion and amortization, the assessment of impairment of long-lived assets and oil and natural gas properties, income taxes, and fair value.  Actual results could differ from estimates under different assumptions and conditions, and such results may affect operations, financial position, or cash flows.
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

For our oil and natural gas properties, we follow the successful efforts method of accounting for oil and natural gas exploration and development costs.  Under this method of accounting, all property acquisition costs and costs of exploratory wells are capitalized when incurred, pending determination of whether additional proved reserves are found.  If an exploratory well does not find additional reserves, the costs of drilling the well are charged to expense.  The costs of development wells, whether productive or nonproductive, are capitalized.  Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred.
Long-lived Assets
Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If it is determined that the carrying amount may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as the price of oil and natural gas, production volumes and costs, drilling activity, and economic conditions could significantly affect these estimates.
We evaluate impairment of our oil and natural gas properties on a property-by-property basis and estimate the fair value based on discounted cash flows expected to be generated from the production of proved reserves.  During the 2013, we recognized an impairment charge totaling $355,865 related to our non-operated interest in six wells in Jack County, Texas. We did not have any impairment charges for the year ended December 31, 2012.
Deposits Held in Trust
We record a liability for funds held on behalf of outside investors in oil and natural gas exploration projects, which are to be paid to the project operator as capital expenditures are billed.  The liability is reduced as we make payments on behalf of those outside investors to the operator of the project.
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

Revenue Recognition
Revenues from the sales of natural gas and crude oil are recorded when product delivery occurs and title and risk of loss pass to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on the actual volumes of natural gas and oil sold to purchasers. The volume sold may differ from the volumes the Company may be entitled to, based on the Company's individual interest in the property. Periodically, imbalances between production and nomination volumes can occur for various reasons. In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded when determined. If an imbalance exists at the time the wells’ reserves are depleted, settlements are made among the joint interest owners under a variety of arrangements.
Revenues from land services are recorded when title work is completed and the customer has been invoiced for services provided. Revenues from the sale of interests in oil and natural gas properties are recorded once a formal agreement has been reached and the agreement has been consummated through the exchange of consideration.
•Land services revenue - Land services revenues consist of fees generated from analyzing land and mineral title reports, leasehold title analysis and reports, land title runsheets, sourcing, negotiating and acquiring leases, document preparation and performing title curative functions. Such revenues had previously been reported as Other revenues on the consolidated statements of operations. Sable provides land services to its customers by identifying the landowners and performing various land services identified above. The buyer (Sable’s customer) pays the landowner directly for the undeveloped lease acreage. Sable does not take title to the leasehold acreage and the buyer’s purchase from the landowner is non-recourse. For its services, Sable receives fees directly from its customer for services provided for clearing title, etc., generally based on a per acre amount. There is no substantial performance obligation or a retained interest by Sable as we do not obtain an interest in the leasehold acreage (not a conveyance of interests).
•Sale of oil and natural gas interests - As there is a very competitive market to purchase oil and natural gas lease interests, especially in newer oil and natural gas plays with increasing acreage costs, Sable may purchase undeveloped leasehold acreage from landowners and take title to the leasehold. However, holding the leasehold acreage is generally short term in nature (less than 90 days) as we only acquire the undeveloped property when an identified customer has already agreed to the 100% re-purchase of the leasehold acreage from Sable. Accordingly, we do not acquire the leasehold acreage on a speculative basis nor for our own development. There is no substantial performance obligation or retained interest by Sable as all land services have been performed and Sable sells 100% of the leasehold interest. The difference between the sale price and the amount (cost) paid for the lease by Sable is recognized as a gain on sale in accordance with ASC 932-360-55-8. Such gains are not deemed to be incidental or peripheral transactions as providing land services and facilitating the purchase of oil and natural gas leasehold interest for its customers are transactions that are part of Sable’s principal ongoing operations, thus reported within the Company’s revenues.
Discontinued Operation
The consolidated financial statements present the operations of our former staffing service segment, PSG, and our former oilfield services segment, FDF, as discontinued operations in accordance with ASC 205-20-55 for all periods presented.
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
We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority.  Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority.  We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2013 and 2012.  There were no interest and penalties related to unrecognized tax positions for the years ended December 31, 2013 and 2012.  The tax years subject to examination by tax jurisdictions in the United States are 2010 to 2012.
Earnings Per Common Share
Basic earnings (loss) per share amounts have been computed based on the average number of shares of common stock outstanding for the period.   Diluted loss per share is calculated using the treasury stock method to reflect the potential dilution that could occur if dilutive share-based instruments were exercised.
Reportable Segments
Following the disposition of our oilfield services and staffing services businesses in 2012 and 2013, respectively, we have determined that we have one reportable segment with activities related to the acquisition, exploration, and development of oil and natural gas resources. Such activities generated 100% of our consolidated revenues from continuing operations for the years ended December 31, 2013 and 2012.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively. Our adoption of this ASU did not materially change the presentation of our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of adopting the guidance on our financial statements.

The FASB has issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. We are currently evaluating the impact of adopting the guidance on our financial statements.
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

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness relates to the monitoring and review of work performed by our accounting consultant in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Interim Principal Accounting Officer and/or accounting consultant. A material weakness relates to minimal segregation of duties. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. We are currently evaluating staffing needs including hiring a permanent accounting professional to serve as the Company's Principal Accounting Officer. As soon as practical, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed. Because of the material weakness described above, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’).

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any other changes in our internal control over financial reporting during the year ended December 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Executive Officers
Our named executive officers include:

Name	Age	Position
Michael K. Galvis	57	President, Chief Executive Officer and Director of Sable
Bryan A. Sinclair	49	Former Vice President and Chief Financial Officer of Sable
Michael K. Galvis has been the President and Chief Executive Officer and a director of the Company since October 31, 2008. He has also been the President and Chief Executive Officer and a director of Sable Operating Company, Inc., a wholly-owned subsidiary of the Company, since October 31, 2008.  From March 2006 through October 2008, he was President, Treasurer and Secretary of NYTEX Petroleum, LLC, the predecessor to Sable Operating Company, Inc. From 1994 through February 2006 he was a Consultant for PetroQuest Exploration, Inc., a privately held Texas corporation engaged in the acquisition and development of oil and natural gas reserves in the U.S. He has been in the oil and gas industry since 1983 with extensive experience in the drilling, operating and participating in onshore and offshore oil and natural gas wells in Texas, Louisiana, Arkansas, Oklahoma, Colorado, Mississippi, Illinois, North Dakota, and New Mexico. During that period his experience included generating and funding drilling prospects and evaluating and acquiring drill-ready prospects, producing oil and natural gas properties, oil field service companies and facilities, as well as managing and providing consulting services regarding such assets.
Bryan A. Sinclair was appointed Vice President and Chief Financial Officer effective November 14, 2011.  Mr. Sinclair joined the Company in March 2011 as Vice President of Finance.  Prior to joining Sable, Mr. Sinclair worked at Behringer Harvard as Chief Accounting Officer for Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity REIT II, Inc. from 2007 to 2010.  Prior to joining Behringer Harvard, Mr. Sinclair worked at Celanese Corporation (CE:NYSE) as Director-Global SOX Risk and Control from 2005 to 2007. From 2002 to 2005, Mr. Sinclair served as Corporate Controller for Lone Star Technologies, Inc., a Dallas-based provider of oilfield tubulars and services. From 1993 to 2002, Mr. Sinclair worked in the Dallas office of PricewaterhouseCoopers, the last three years serving as a manager in their audit/attestation practice.  Mr. Sinclair received a Bachelor of Sciences — Finance degree from Arizona State University and a Bachelor of Arts — Accounting degree from the University of Arizona. Mr. Sinclair is a certified public accountant in the State of Texas. On April 30, 2014, Mr. Sinclair resigned from Sable to pursue other interests.
Members of Our Board of Directors
During 2013, our directors included:

Name	Age	Position
Michael K. Galvis	57	President, Chief Executive Officer and Director of Sable
William G. Brehmer	55	Director
Jonathan Rich	45	Director
Michael K. Galvis.  See “Executive Officers” for biographical information about Mr. Galvis.
William G. Brehmer has been director of the Company since October 31, 2008.  Mr. Brehmer acted as Chief Operating Officer and Vice President of the Company from October 31, 2008 to March 24, 2010, and also has served in such capacities for Sable Operating Company, Inc. since October 31, 2008.  Mr. Brehmer has over 25 years of experience in the oil and gas industry in the areas of contract administration, natural gas marketing, natural gas processing, natural gas liquids marketing, business planning, funding and implementation of oil and natural gas drilling projects, technology marketing and sales and commercial fuel marketing and operations. From April 1, 2006, through October 31, 2008, he was a Consulting Analyst and Contract Administrator for NYTEX Petroleum, LLC. From November 1, 2005, through March 31, 2006, he was an Analyst and Contract Administrator for Petro-Quest Exploration, Inc., a privately held Texas corporation engaged in the acquisition and development of oil and natural gas reserves in the U.S.  From December 12, 2003, through October 31, 2005, he was President of Petro-Frac Corporation, a privately held Texas corporation focused on identifying, acquiring and developing Austin Chalk oil reserves in East Texas.  Mr. Brehmer graduated from the University of South Dakota with a B.S. in Business Administration.
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
Director Compensation
In March 2013, each director was granted 5,000 shares of restricted stock and 12,000 non-qualified stock options for their services as directors to the Company. The Company does not pay its directors any cash-based compensation for their services to the Company. Both the restricted stock and non-qualified stock options vest over a three year service period. The Company did not compensate its directors during the year ended December 31, 2012. The following table summarizes the compensation of the non-named executive officer members of the board of directors of the Company for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	Restricted Stock Awards (1)(2)	Option Awards (1)(3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
William G. Brehmer	$—	$700	$2,316	$—	$—	$—	$3,016
Jonathan Rich	$—	$700	$2,316	$—	$—	$—	$3,016

(1)
Amounts shown in the these columns reflect the aggregate fair value of each award as of the grant date of such award computed in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards. The fair value of options awards was estimated using the Black-Scholes-Merton option pricing model in accordance with FASB ASC Topic 718. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions, if any. For information on the valuation assumptions used for the calculation of these awards, see Note 10, Stock Based Compensation, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2013.

(2)
As of December 31, 2013, the aggregate outstanding number of restricted stock awards held by our directors is as follows: Mr. Brehmer, 6,667 shares, which includes 3,334 shares granted to Mr. Brehmer as an employee of the Company; and, Mr. Rich, 3,333 shares.

(3)
As of December 31, 2013, the aggregate outstanding number of non-qualified option awards held by our directors is as follows: Mr. Brehmer, 48,000 shares, which includes 36,000 shares granted to Mr. Brehmer as an employee of the Company; and, Mr. Rich, 12,000 shares.

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
Corporate Governance
Board Meetings and Committees; Annual Meeting Attendance
During 2013, the Company’s Board held five regular and special meetings.  None of the members of our Board of Directors attended less than 75 percent of the total number of meetings of the Board of Directors held during 2013.

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
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of ownership and changes in ownership of our equity securities with the SEC.  To our knowledge, based solely on information furnished to us by such persons, all of our directors and executive officers complied with their filing requirements in 2013.
Item 11.   Executive Compensation
Summary Compensation Table
The following table summarizes the compensation of the named executive officers of the Company and its subsidiaries for the years ended December 31, 2013 and 2012:

Name and Principal Position	Year	Salary	Bonus (1)	Restricted Stock Awards (2)(3)	All Other Compensation (4)	Total
Michael K. Galvis, President and CEO	12/31/2013	$290,000	$56,470	$2,100	$9,342	$348,570
	12/31/2012	$250,000	$203,950	$—	$9,900	$463,850

Bryan A. Sinclair, VP & CFO(5)	12/31/2013	$175,000	$27,310	$19,500	$—	$221,810
	12/31/2012	$160,000	$84,000	$17,000	$—	$261,000
________________________________________________________

(1)	All bonuses are discretionary based on each individual executive’s performance as determined by the Company.

(2)
Amounts shown in the these columns reflect the aggregate fair value of each award as of the grant date of such award computed in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 718 and do not reflect whether the recipient has actually realized a financial benefit from the awards. The fair value of options awards was estimated using the Black-Scholes-Merton option pricing model in accordance with FASB ASC Topic 718. Pursuant to SEC rules, amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions, if any. For information on the valuation assumptions used for the calculation of these awards, see Note 10, Stock Based Compensation, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2013

(3)
Restricted stock awards granted to Mr. Galvis in 2013 are valued at a weighted average of $0.42 per share of common stock and represent the aggregate value of Mr. Galvis' stock awards vested during 2013. Restricted stock awards granted to Mr. Sinclair in 2013 and 2012 are valued at a weighted average of $0.42 per share and $0.41 per share of common stock, respectively.

(4)	Mr. Galvis’ employment agreement contemplates a car allowance which equals in the aggregate approximately $825 per month.

(5)	Mr. Sinclair resigned from the Company on April 30, 2014.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
A summary of the Employment Agreements of our Named Executive Officers follows:
Agreements with Michael K. Galvis.  On June 20, 2014 the Company entered into an employment agreement with Mr. Galvis.  The employment greement provides for an annual base salary of at least $375,000 per year, an auto allowance of $825 per month and incentive compensation to be determined from time to time by the Company’s board of directors.  Any award of restricted stock made to Mr. Galvis is subject to non-transferability and forfeitability, and vests over a three year period in equal amounts per year.
Agreement with Bryan A. Sinclair.  On March 5, 2011, the Company entered into an employment agreement with Mr. Sinclair.  The employment agreement provided for an annual base salary of at least $160,000 per year and incentive compensation to be determined from time to time by the Company’s board of directors.  In addition, Mr. Sinclair received a signing bonus of $24,000 on execution of the agreement.  In addition to the base and bonus compensation set forth above, the employment agreement provided for stock awards of 50,000 shares of Common Stock of the Company upon execution of the employment agreement, and 75,000 shares of Common Stock of the Company for each calendar year 2012 and 2013, provided Mr. Sinclair met certain performance criteria set forth by management of the Company.  Any award of restricted stock made to Mr. Sinclair was subject to non-transferability and forfeitability, and vests over a three year period in equal amounts per year. Mr. Sinclair resigned from the Company on April 30, 2014, and all unvested and/or unexercised stock-based compensation was forfeited accordingly.

Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information about unexercised options and restricted stock that has not vested for each of the named executive officers as of December 31, 2013.

			Option Awards				Restricted Stock Awards
Name	Option / Stock Award Grant Date		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael K. Galvis	3/22/2013	(2)	—	60,000	$0.42	3/22/2023
President and CEO	3/22/2013	(3)					10,000	$800	—	$—

Bryan A. Sinclair	6/22/2012	(4)					25,000	$2,000	—	$—
VP and CFO	3/22/2013	(5)	—	36,000	0.42	3/22/2023
	3/22/2013	(6)					50,000	$4,000	—	$—

________________________________________________________

(1)	Market value of restricted stock that has not vested is computed by multiplying the number of shares or units that have not vested by $0.08, the closing market price of our stock on December 31, 2013.

(2)	Shares subject to this option vest and become exercisable as to 1/3 of the shares on March 22, 2014, and vest as to 1/3 of the shares each anniversary thereafter.

(3)	Shares subject to this award vested as to 1/3 of the shares on the grant date, March 22, 2013, and vest as to 1/3 of the shares each anniversary thereafter.

(4)
Shares subject to this award vested as to 1/3 of the shares on the grant date, June 22, 2012, and vested as to 1/3 of the shares each anniversary thereafter. Mr. Sinclair resigned from the Company on April 30, 2014, and any remaining unvested shares were forfeited.

(5)	Shares subject to this award vested as to 1/3 of the shares on the grant date, March 22, 2013, and vest as to 1/3 of the shares each anniversary thereafter.

(6)
Shares subject to this option vest and become exercisable as to 1/3 of the shares on March 22, 2014, and vest as to 1/3 of the shares each anniversary thereafter. Mr. Sinclair resigned from the Company on April 30, 2014, and all unexercised and unvested options were forfeited.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table lists stock ownership of the Company’s common stock as of June 30, 2014.  The information includes beneficial ownership by (i) holders of more than 5% of common stock, (ii) each of the directors who beneficially own shares of common stock and executive officers and (iii) all directors and executive officers as a group. Each person or entity named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Beneficial Owners of More than 5% of Company’s Equity
Common Stock	Diana Istre Francis 416 North Avenue K Crowley, LA 70526	2,058,125		5.9%

Common Stock	Buccel, LLC 9 Hidden Hollow Terrace Holmdel, NJ 07733	1,976,179		5.7%

Executive Officers and Directors of the Company
Common Stock	Michael K. Galvis CEO of Sable 12222 Merit Drive Suite 1850 Dallas, TX 75251	8,078,902	(1)	23.2%

Common Stock	Cory Hall President and COO of Sable (4) 12222 Merit Drive Suite 1850 Dallas, TX 75251	8,013,902		23.0%

Common Stock	William Brehmer Director of Sable 12222 Merit Drive Suite 1850 Dallas, TX 75251	1,067,004	(2)	3.1%

Common Stock	Jonathan Rich Director of Sable 10 Park Avenue, 13th Floor New York, NY 10022	25,473	(3)	<0.1

	All officers and directors as a group (4 persons)	17,185,281		49.3%
________________________________________________________

(1)	Includes 5,000 shares of restricted stock subject to vesting and stock options to acquire 60,000 shares, of which 20,000 shares are exercisable.

(2)	Includes 3,334 shares of restricted stock subject to vesting and stock options to acquire 48,000 shares, of which 16,000 shares are exercisable.

(3)	Includes 1,666 shares of restricted stock subject to vesting and stock options to acquire 12,000 shares, of which 4,000 shares are exercisable.

(4)	Effective June 23, 2014

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
Audit and Other Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Whitley Penn LLP, for the audit of our annual financial statements for the years ended December 31, 2013 and 2012:

	2013	2012
Audit fees(1)	$90,450	$108,000
Audit-related fees	—	—
Tax fees(2)	42,600	35,000
All other fees	—	—
Total Fees	$133,050	$143,000

________________________________________________________
(1)Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and  review of financial statements included in our quarterly reports on Form 10-Q and other related regulatory filings.
(2) Tax fees consist principally of assistance with matters related to tax compliance, tax planning, and tax advice.

PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a)  EXHIBITS
1.              The Consolidated Financial Statements of NYTEX Energy Holdings, Inc. are listed on the Index set forth on page F-1.
2.              Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.
(b)  FINANCIAL STATEMENT SCHEDULES
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
August 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael K. Galvis	Chief Executive Officer, and Director	August 14, 2014
Michael K. Galvis	(Principal Accounting Officer)

/s/ Cory R. Hall	Director	August 14, 2014
Cory R. Hall

/s/ William G. Brehmer	Director	August 14, 2014
William G. Brehmer

/s/ Jonathan Rich	Director	August 14, 2014
Jonathan Rich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
NYTEX Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Nytex Energy Holdings, Inc. and subsidiaries (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYTEX Energy Holdings, Inc. and subsidiaries, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company will need additional working capital to fund operations. This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP
Dallas, Texas
August 14, 2014

NYTEX ENERGY HOLDINGS, INC.
Consolidated Balance Sheets

	At December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$93,728	$1,461,718
Accounts receivable, net	76,696	2,492,976
Marketable securities	—	514,244
Prepaid expenses and other	82,027	114,589
Deferred tax asset, net	—	3,452
Assets from discontinued operations	—	73,895
Total current assets	252,451	4,660,874

Restricted cash, net of reserve of $0 and $1,936,762 at December 31, 2013 and 2012, respectively (Note 3)	3,119,949	4,313,599
Property and equipment, net	934,486	677,328
Deferred financing costs	—	12,500
Deposits and other	56,134	9,296
Total assets	$4,363,020	$9,673,597

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$597,830	$722,206
Revenues payable	7,837	230,947
Debt - current portion	289,891	299,767
Liabilities from discontinued operations	—	21,658
Total current liabilities	895,558	1,274,578

Other liabilities:
Debt	128,807	416,016
Derivative liabilities	2,510	2,510
Asset retirement obligation	7,199	—
Deferred tax liabilities	—	3,452
Total liabilities	1,034,074	1,696,556

Commitments and contingencies (Note 8)

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; redemption value of $3,724,004 and $5,763,869 at December 31, 2013 and 2012, respectively	3,724,004	5,763,869

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,729,736 issued and 26,728,695 outstanding at December 31, 2013; and, 27,652,749 issued and 26,653,158 outstanding at December 31, 2012	27,730	27,653
Additional paid-in capital	20,615,409	20,546,744
Treasury stock, at cost: 1,001,041 and 999,591 shares at December 31, 2013 and December 31, 2012, respectively	(1,860,233)	(1,859,890)
Accumulated deficit	(19,172,770)	(16,506,529)
Accumulated other comprehensive income	(5,194)	5,194
Total stockholders’ equity (deficit)	(395,058)	2,213,172
Total liabilities and stockholders’ equity (deficit)	$4,363,020	$9,673,597

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012
Revenues:
Land services	$434,906	$3,816,810
Oil and natural gas sales	219,160	182,473
Sale of oil and natural gas interests	276,092	2,006,922
Total revenues	930,158	6,006,205

Operating expenses:
Lease operating expenses	86,740	104,642
Depreciation, depletion, and amortization	100,207	32,746
General and administrative expenses	2,944,064	2,276,279
Gain on settlement of accounts payables	—	(314,448)
Gain on sale of assets, net	—	(419,834)
Impairment loss	355,865	—
Total operating expenses	3,486,876	1,679,385

Income (loss) from operations	(2,556,718)	4,326,820

Other income (expense):
Interest and dividend income	11,029	13,885
Interest expense	(71,685)	(324,932)
Loss on sale of marketable securities	(27,755)	—
Change in fair value of derivative liabilities	—	(2,510)
Other	—	4,885
Total other income (expense)	(88,411)	(308,672)

Income (loss) from continuing operations before taxes	(2,645,129)	4,018,148
Income tax provision	(64,829)	(20,401)

Income (loss) from continuing operations	(2,709,958)	3,997,747

Discontinued Operations:
Loss from discontinued operations, before taxes	(110,537)	(9,067,948)
Loss on sale of discontinued operation	(31,892)	(1,470,007)
Income tax benefit	175,758	1,383,317
Income (loss) from discontinued operations	33,329	(9,154,638)

Net loss	(2,676,629)	(5,156,891)
Non-controlling interest	—	65,015
Net loss attributable to NYTEX Energy Holdings, Inc.	(2,676,629)	(5,091,876)
Preferred stock dividends	—	(643,829)

Net loss to common stockholders	$(2,676,629)	$(5,735,705)

Basic earnings per share:
Income (loss) from continuing operations	$(0.10)	$0.15
Loss from discontinued operations	—	(0.35)
Net loss	$(0.10)	$(0.20)

Net loss attributable to common stockholders	$(0.10)	$(0.22)

Diluted earnings per share:
Income (loss) from continuing operations	$(0.10)	$0.15
Loss from discontinued operations	—	(0.35)
Net loss	$(0.10)	$(0.20)

Net loss attributable to common stockholders	$(0.10)	$(0.20)

Weighted average shares outstanding
Basic	26,704,835	25,863,313
Diluted	26,704,835	26,277,045

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012
Net loss to common stockholders	$(2,676,629)	$(5,735,705)

Other comprehensive income:
Unrealized holding gains on securities available-for-sale	(10,388)	5,194
Reclassification adjustment for losses included in net loss	10,388	—

Other comprehensive income	—	5,194

Comprehensive loss to common stockholders	$(2,676,629)	$(5,730,511)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income	Total
Balance at December 31, 2011	5,761,028	5,761	27,467,723	$27,468	$25,974,600	—	$—	$(10,775,161)	$—	15,232,668

Shares issued for debt			20,000	20	32,980					33,000
Shares issued for share based compensation and services			165,026	165	106,780					106,945
Treasury Shares acquired						4,230,895	(2,732,342)			(2,732,342)
Stock dividend declared on Series A convertible preferred stock					258,504	(3,231,304)	872,452			1,130,956
Shares of Series A Convertible Preferred Stock issued for warrants converted	2,841	3								3
Acquisition of noncontrolling interest					(68,015)			65,015		(3,000)
Return of equity investment in sub								4,337		4,337
Reclass of Series A Convertible Preferred Stock to mezzanine equity	(5,763,869)	(5,764)			(5,758,105)					(5,763,869)
Comprehensive income (loss):
Unrealized gain on marketable securities									5,194	5,194
Dividends declared								(643,829)		(643,829)
Net loss								(5,156,891)		(5,156,891)
Comprehensive loss to common stockholders										(5,795,526)
Balance at December 31, 2012	—	$—	27,652,749	$27,653	$20,546,744	999,591	$(1,859,890)	$(16,506,529)	$5,194	$2,213,172

Shares issued for share based compensation and services			76,987	77	61,029					61,106
Other share based compensation					7,636					7,636
Treasury stock acquired						1,450	(343)			(343)
Comprehensive income (loss):
Net loss								(2,676,629)		(2,676,629)
Reclassification adjustment for losses included in net income								10,388	(10,388)	—
Comprehensive loss to common stockholders										(2,676,629)
Balance at December 31, 2013	—	$—	27,729,736	$27,730	$20,615,409	1,001,041	$(1,860,233)	$(19,172,770)	$(5,194)	$(395,058)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,676,629)	$(5,156,891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	99,713	3,158,989
Bad debt expense	549,818	(42,895)
Share-based compensation	68,742	106,948
Deferred income taxes	—	(2,236,043)
Accretion of discount on asset retirement obligations	495	—
Amortization of debt discount	65,796	59,611
Amortization of deferred financing fees	—	137,343
Accretion of Senior Series A redeemable preferred stock liability	—	1,299,495
Change in fair value of derivative liabilities	—	4,269,510
Gain on settlement of accounts payables	—	(314,448)
Sale of oil and natural gas interest	(276,092)	(2,006,922)
Loss on sale of assets, net	—	(419,834)
Loss on sale of marketable securities	27,755	—
Impairment loss	355,865	—
Loss on disposal of discontinued operations	31,892	1,470,007
Change in working capital:
Accounts receivable	1,913,463	729,599
Inventories	—	(219,055)
Prepaid expenses and other	(1,775)	1,405,491
Accounts payable and accrued expenses	(145,666)	1,652,020
Deposits held in trust	(369)	(30,496)
Other liabilities	(223,110)	73,910
Net cash provided by (used in) operating activities	(210,102)	3,936,339
Cash flows from investing activities:
Additions to property and equipment	(41,295)	(317,039)
Proceeds from sale of assets	1,322,143	28,530
Investments in oil and natural gas properties	(1,738,453)	(618,747)
Disposition of FDF	—	11,653,786
Restricted cash	1,193,650	(6,250,361)
Purchase of marketable securities	(8,136)	(509,050)
Proceeds from sale of marketable securities	494,625	—
Acquisition of noncontrolling interest	—	(3,000)
Net cash provided by investing activities	1,222,534	3,984,119
Cash flows from financing activities:
Redemption of convertible debentures	—	(3,208,014)
Redemption of Series A convertible preferred stock	(2,039,865)	—
Borrowings under senior facility	—	29,345,714
Payments under senior facility	—	(31,112,386)
Borrowings under notes payable	273,535	348,341
Payments on notes payable	(636,417)	(1,820,544)
Purchase of treasury stock	(343)	—
Net cash used in financing activities	(2,403,090)	(6,446,889)
Net increase (decrease) in cash and cash equivalents	(1,390,658)	1,473,569
Cash and cash equivalents at beginning of year	1,484,386	10,817
Cash and cash equivalents at end of year	$93,728	$1,484,386
See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 1.  NATURE OF BUSINESS
NYTEX Energy Holdings, Inc. d/b/a Sable Natural Resources (“Sable”) is an energy holding company with principal operations centralized in its wholly-owned subsidiary, NYTEX Petroleum, Inc. which changed its' name to Sable Operating Company, Inc. (“Sable Operating”) on July 16, 2014.  Sable Operating is an early-stage exploration and production company engaged in the acquisition, development, and production of oil and natural gas reserves from low-risk, high rate-of-return wells in carbonate reservoirs.
Prior to May 4, 2012, Sable, through its wholly-owned subsidiary, NYTEX FDF Acquisition, Inc. (“Acquisition Inc.”), owned a 100% membership interest in New Francis Oaks, LLC (“New Francis Oaks”) and its wholly-owned operating subsidiary, Francis Drilling Fluids, Ltd. (“Francis Drilling Fluids,” or “FDF” and, together with New Francis Oaks, the “Francis Group”), a full-service provider of drilling, completion, and specialized fluids, dry drilling and completion products, technical services, industrial cleaning services, and equipment rental for the oil and gas industry.    On May 4, 2012, certain subsidiaries of ours entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an unaffiliated third party, FDF Resources Holdings LLC (the “Purchaser”).  Pursuant to the Merger Agreement, New Francis Oaks was merged into the Purchaser and, as a result, FDF is now owned by an unaffiliated third party.  See below for further discussion.
Prior to April 30, 2013, through its wholly-owned subsidiary, Petro Staffing Group, LLC ("PSG"), NYTEX Energy operated a full-service executive  recruiting and placement agency providing the energy marketplace with full-time professionals. PSG, operating under the name of KS Energy Search Group ("KS Search") sourced and delivered candidates to address the demand for personnel within the oil & gas industry. Prior to November 5, 2012, Sable owned 80% of PSG resulting in a non-controlling interest. On November 5, 2012, Sable acquired the remaining 20% interest in PSG. On April 30, 2013, Sable elected to cease operations of its staffing services business, PSG, to focus on its principal business of oil and natural gas exploration and development.
Sable and subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” and “our.”
Sable and its subsidiaries are headquartered in Dallas, Texas.
Liquidity
We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under existing debt obligations as well as amounts due to our vendors in the normal course of business. For the year ended December 31, 2013, we incurred a net loss from continuing operations of $2,709,958 and have an accumulated deficit totaling $19,172,770, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.
We intend to seek substantial sources of liquidity. In addition, management has implemented plans to improve liquidity through cash flows generated from development of new business initiatives within the oil & gas industry and improvements to results from existing operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.
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
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Sable and entities in which it holds a controlling

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

interest. All intercompany transactions have been eliminated.  Certain prior-period amounts have been reclassified to conform to the current-year presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  On an ongoing basis, we review these estimates based on information that is currently available.  Changes in facts and circumstances may cause us to revise our estimates.  The most significant estimates relate to revenue recognition, depreciation, depletion and amortization, the assessment of impairment of long-lived assets and oil and natural gas properties, income taxes, and fair value.  Actual results could differ from estimates under different assumptions and conditions, and such results may affect operations, financial position, or cash flows.
Cash and Cash Equivalents
We consider all demand deposits, money market accounts, and highly liquid investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the consolidated balance sheet approximates fair value.  We maintain funds in bank accounts which, from time to time, exceed federally insured limits.
Accounts Receivable
We provide credit in the normal course of business to our customers and perform ongoing credit evaluations of those customers.  We maintain an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.   A portion of our receivables are from the operators of producing wells in which we maintain ownership interests.  These operators market our share of crude oil and natural gas production.  The ability to collect is dependent upon the general economic conditions of the purchasers/participants and the oil and gas industry. Our Allowance for doubtful accounts was $554,401 and $7,960 as of December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we recognized $549,818 in bad debt expense which is reported in general and administrative expenses on the accompanying Consolidated Statement of Operations.
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
We review our marketable securities on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value.  We consider several factors including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated entity, and other factors, in our review.  If we determine that an other-than-temporary decline exists in a marketable security, we write down the investment to its market value and record the related write-down as an investment loss in our Consolidated Statement of Operations. During the fourth quarter of 2013, we sold all of our marketable securities and recognized a loss on sale of $27,755.
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
For our oil and natural gas properties, we follow the successful efforts method of accounting for oil and natural gas exploration and development costs.  Under this method of accounting, all property acquisition costs and costs of exploratory wells

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

are capitalized when incurred, pending determination of whether additional proved reserves are found.  If an exploratory well does not find additional reserves, the costs of drilling the well are charged to expense.  The costs of development wells, whether productive or nonproductive, are capitalized.  Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred.
Long-lived Assets
Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If it is determined that the carrying amount may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as the price of oil and natural gas, production volumes and costs, drilling activity, and economic conditions could significantly affect these estimates.
We evaluate impairment of our oil and natural gas properties on a property-by-property basis and estimate the fair value based on discounted cash flows expected to be generated from the production of proved reserves.  During 2013, we recognized an impairment charge totaling $355,865 related to our non-operated interest in six wells in Jack County, Texas. We did not have any impairment charges for the year ended December 31, 2012.
Deposits Held in Trust
We record a liability for funds held on behalf of outside investors in oil and natural gas exploration projects, which are to be paid to the project operator as capital expenditures are billed.  The liability is reduced as we make payments on behalf of those outside investors to the operator of the project.
Asset Retirement Obligations
We recognize liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet.  If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost.  The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.  As of December 31, 2013, we had recorded approximately $7,199 in asset retirement obligations related to two wells we operate. We did not have such an obligation for the year ended December 31, 2012.
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
The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, and accrued expenses reported on the accompanying consolidated balance sheets approximates fair value due to their short-term nature.  The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date.  Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments.  As of December

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

31, 2013 and 2012, we estimate the fair value of our debt to be $418,698 and $715,783, respectively. See Note 11 for fair value measurements included in our accompanying consolidated balance sheets.
Revenue Recognition
Revenues from the sales of natural gas and crude oil are recorded when product delivery occurs and title and risk of loss pass to the customer, the price is fixed or determinable, and collection is reasonably assured. The Company uses the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on the actual volumes of natural gas and oil sold to purchasers. The volume sold may differ from the volumes the Company may be entitled to, based on the Company's individual interest in the property. Periodically, imbalances between production and nomination volumes can occur for various reasons. In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded when determined. If an imbalance exists at the time the wells’ reserves are depleted, settlements are made among the joint interest owners under a variety of arrangements.
Revenues from land services are recorded when title work is completed and the customer has been invoiced for services provided. Revenues from the sale of interests in oil and natural gas properties are recorded once a formal agreement has been reached and the agreement has been consummated through the exchange of consideration.
•Land services revenue - Land services revenues consist of fees generated from analyzing land and mineral title reports, leasehold title analysis and reports, land title runsheets, sourcing, negotiating and acquiring leases, document preparation and performing title curative functions. Such revenues had previously been reported as Other revenues on the consolidated statements of operations. Sable provides land services to its customers by identifying the landowners and performing various land services identified above. The buyer (Sable’s customer) pays the landowner directly for the undeveloped lease acreage. Sable does not take title to the leasehold acreage and the buyer’s purchase from the landowner is non-recourse. For its services, Sable receives fees directly from its customer for services provided for clearing title, etc., generally based on a per acre amount. There is no substantial performance obligation or a retained interest by Sable as we do not obtain an interest in the leasehold acreage (not a conveyance of interests).
•Sale of oil and natural gas interests - As there is a very competitive market to purchase oil and natural gas lease interests, especially in newer oil and natural gas plays with increasing acreage costs, Sable may purchase undeveloped leasehold acreage from landowners and take title to the leasehold. However, holding the leasehold acreage is generally short term in nature (less than 90 days) as we only acquire the undeveloped property when an identified customer has already agreed to the 100% re-purchase of the leasehold acreage from Sable. Accordingly, we do not acquire the leasehold acreage on a speculative basis nor for our own development. There is no substantial performance obligation or retained interest by Sable as all land services have been performed and Sable sells 100% of the leasehold interest. The difference between the sale price and the amount (cost) paid for the lease by Sable is recognized as a gain on sale in accordance with ASC 932-360-55-8. Such gains are not deemed to be incidental or peripheral transactions as providing land services and facilitating the purchase of oil and natural gas leasehold interest for its customers are transactions that are part of Sable’s principal ongoing operations, thus reported within the Company’s revenues.
Discontinued Operation
The consolidated financial statements present the operations of our former staffing service segment, PSG, and our former oilfield services segment, FDF, as discontinued operations in accordance with ASC 205-20-55 for all periods presented.
General and Administrative Expenses
General and administrative expenses from continuing operations are summarized below for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Salary, wages, and benefits	$1,205,352	$1,436,843
Legal, accounting, and professional fees	706,703	514,161
Rent and operating lease expenses	85,352	87,973
Insurance	129,243	172,805
Bad debt expense	549,818	17,010
Other	267,596	47,487
	$2,944,064	$2,276,279

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

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
We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority.  Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority.  We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2013 and 2012.  There were no interest and penalties related to unrecognized tax positions for the years ended December 31, 2013 and 2012.  The tax years subject to examination by tax jurisdictions in the United States are 2008 to 2013.
Earnings Per Common Share
Basic earnings per share amounts have been computed based on the average number of shares of common stock outstanding for the period.   Diluted earnings per share is calculated using the treasury stock method to reflect the potential dilution that could occur if dilutive share-based instruments were exercised.
Reportable Segments
Following the disposition of our oilfield services and staffing services businesses in 2012 and 2013, respectively, we have determined that we have one reportable segment with activities related to the acquisition, exploration, and development of oil and natural gas resources. Such activities generated 100% of our consolidated revenues from continuing operations for the years ended December 31, 2013 and 2012.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively. Our adoption of this ASU did not materially change the presentation of our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of adopting the guidance on our financial statements.

The FASB has issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. We are currently evaluating the impact of adopting the guidance on our financial statements.
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
In connection with the consummation of the Merger Agreement, we entered into an Omnibus Agreement (the “Omnibus Agreement”) with WayPoint Nytex, LLC ("WayPoint") and the Francis Group. The Omnibus Agreement became effective upon the consummation of the Merger Agreement.
Pursuant to the Omnibus Agreement, upon the consummation of the Merger Agreement:
(i)     the management agreement between the Company and FDF was terminated;
(ii)     Waypoint paid $150,000 to the Company out of amounts due and payable to WayPoint;
(iii)     the Company was paid $812,500 from the Merger Proceeds, which sum represented accrued management fees due and payable to the Company from FDF under the terminated management agreement; and
(iv)     the Company was paid $110,279 from the Merger Proceeds, which sum represented reimbursement by FDF of certain expenses previously incurred by the Company in respect of certain professional services provided, and which reimbursement was due and payable to the Company from FDF under the terminated management agreement.
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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

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
In August 2012, the Purchaser delivered a proposed final closing statement, which included, among other things, a calculation of the final closing date net working capital, to the Company. Under the terms of the Omnibus Agreement we entered into at the Closing Date with WayPoint, Waypoint agreed to bear 87.5% of any post-closing working capital deficit and conversely, we granted to WayPoint the authority to make all decisions, including the right to dispute any item contained in the final closing date net working capital, on our behalf with regards to the proposed final closing statement and final closing date net working capital.
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
During the year ended December 31, 2013, three disbursements totaling $154,178 were made from Escrow to the Purchaser related to certain indemnification obligations identified by the Purchaser under the Merger Agreement.
NOTE 4.  ACCOUNTS RECEIVABLE
Accounts receivable at December 31, 2013 and 2012 consist of the following:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	December 31,
	2013	2012
Trade receivables	$627,652	$1,385,295
Waypoint receivable	—	1,075,000
Other	3,445	40,641
Total accounts receivable	631,097	2,500,936
Allowance for doubtful accounts	(554,401)	(7,960)

Accounts receivable, net	$76,696	$2,492,976

NOTE 5.  PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2013 and 2012 consist of the following:

	December 31,
	2013	2012
Equipment	$138,378	$97,084
Oil and natural gas properties	1,073,497	757,920

Total property & equipment	1,211,875	855,004
Accumulated depreciation & depletion	(277,389)	(177,676)

Property & equipment, net	$934,486	$677,328

Depreciation and depletion from continuing operations related to our property and equipment was $99,713 and $32,746 for the years ended December 31, 2013 and 2012, respectively.
NOTE 6.  DERIVATIVE LIABILITIES
At December 31, 2013, we had one derivative on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock.  The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock include an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share.  Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At December 31, 2013 and December 31, 2012, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $2,510 for both periods presented.
Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the years ended December 31, 2013 and 2012, and are not taxable or deductible for income tax purposes.
NOTE 7.  DEBT
A summary of our outstanding debt obligations at December 31, 2013 and 2012 is presented as follows:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	December 31,
	2013	2012
5.74% Insurance Financing due August 2014	45,211	55,484
Revolving Line of Credit due July 2014	—	108,355
Francis Promissory Note (non-interest bearing) due October 2015	200,051	292,938
Promissory Note (non-interest bearing) due December 2015	160,969	241,453
7.5% Secured Equipment Loan due March 2016	12,467	17,553

Total debt	418,698	715,783
Less: current maturities	(289,891)	(299,767)

Total long-term debt	$128,807	$416,016

Carrying values in the table above include net unamortized debt discount of $117,313 and $183,109 at December 31, 2013 and 2012, respectively, which is amortized to interest expense over the terms of the related debt.
Debt maturities as of December 31, 2013, excluding discounts, are as follows:

2014	$289,891
2015	245,108
2016	1,012
2017	—
2018	—
2019 and thereafter	—
Unamortized Discount	(117,313)
$418,698

Francis Promissory Note
In connection with the FDF acquisition, on November 23, 2010, we entered into a promissory note payable to a former interest holder of FDF (“Francis Promissory Note”) in the face amount of $750,000.  The Francis Promissory Note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015.  For the years ended December 31, 2013 and 2012, we have recorded the Francis Promissory Note as a discounted debt of $200,051 and $292,938, respectively, using an imputed interest rate of 9%.
Revolving Line of Credit
In July 2012, we entered into a revolving line of credit agreement with a commercial bank providing for loans up to $325,000.  The revolving credit line bore an annual interest rate based on the 30 day LIBOR plus 1.95% and matured on July 11, 2014.  Payments of interest only were payable monthly with any outstanding principal and interest due in full, at maturity.  The revolving line of credit was secured by our marketable securities.  We pay no fee for the unused portion of the revolving line of credit nor were there any prepayment penalties.  In September 2012, we drew $108,355 from the revolving line of credit, primarily to pay in full, the 6% Related Party Loan.  During third quarter of 2013, we fully drew down the revolving line of credit. In November 2013, we paid in full the outstanding balance of $325,000 using proceeds from the sale of our marketable securities and terminated the revolving line of credit. Following the pay off of the revolving line of credit, we terminated the credit agreement.
Other Loans
In November 2012, we entered into a ten-month promissory note with a third party to finance premiums related to certain insurance policies.  The promissory note bears an annual interest rate of 5.5% with principal and interest payments of $8,109 due monthly through maturity in August 2013. The note was paid in full in August 2013.
In December 2012, we entered into an unsecured, non-interest bearing promissory note with a former vendor in the amount of $342,500 as a settlement for outstanding payables due to the former vendor.  The promissory note required an initial payment of $75,000 with monthly payments of $7,431 due through maturity, on December 31, 2015.  For the year ended December 31,

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

2013 and 2012, we have recorded the promissory note as a discounted debt of $160,969 and $241,453, respectively, using an imputed interest rate of 7.5%.
In December 2013, we entered into a ten-month promissory note with a third party to finance premiums related to certain insurance policies.  The promissory note bears an annual interest rate of 5.74% with principal and interest payments of $5,689 due monthly through maturity in September 2014.
In January 2014, we entered into a $100,000 secured promissory note agreement with an unrelated third party to provide working capital to the Company. The secured promissory note was due in four months from the date of issuance. Under the terms of the secured promissory note, the loan paid interest at a rate of 18%, plus an accommodation fee, such that including the interest payable under the loan, an amount ranging from $5,000 to $20,000, depending upon the number of months the secured promissory note remained outstanding, plus 12,500 shares of the Company's common stock. In February 2014, the holder of the secured promissory note transferred their principal due under the agreement to the Company's private offering of three-year 12% convertible debentures and the secured promissory note was deemed paid in full. (See discussion regarding 12% convertible debentures below.)
In February 2014, we entered into two $100,000 secured bridge loans ("Secured Bridge Loans") with two unrelated third parties to provide working capital to the Company. Under the terms of the Secured Bridge Loans, principal is due in forty days with interest payable at 18%, plus an accommodation fee, such that combined with the interest due and payable, a sum equal to $20,000, plus 25,000 shares of the Company's common stock. In March 2014, in consideration of an additional 25,000 shares of the Company's common stock, the maturity date of both Secured Bridge Loans was extended. In April 2014, the Company made a partial payment totaling $140,000 on the Secured Bridge Loans. In May 2014, one of the Secured Bridge Loans was paid in full. At June 30, 2014, amounts due under the remaining Secured Bridge Loan totaled $20,700, of which $15,700 represents accrued and unpaid interest.
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debenture") to fund our ongoing working capital needs. Terms of the 12% Convertible Debenture were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.50 per share of the Company's common stock; and, (iii) each unit includes a three-year warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of three years from the effective date of the warrant. As of June 30, 2014, we had raised $900,000 under the 12% Convertible Debenture offering including warrants to purchase up to 450,000 shares of the Company's common stock.
NOTE 8.  COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain equipment and office space under non-cancelable operating leases which provide for minimum annual rentals.  Future minimum obligations under these lease agreements at December 31, 2013 are as follows:

2014	$81,583
2015	71,791
2016	58,283
2017	—
2018	—
Thereafter	—
$211,657

Total lease rental expense from continuing operations for the years ended December 31, 2013 and 2012 was $85,352 and $87,973 respectively.
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
NOTE 9.  STOCKHOLDERS’ EQUITY
The authorized capital of Sable consists of 200 million shares of common stock, par value $0.001 per share; and 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share.  The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.  Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.  For the years ended December 31, 2013 and 2012, there were no conversions to shares of common stock related to the Company’s Series A Convertible Preferred Stock.
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
Other Common Stock Issuances
For the years ended December 31, 2013 and 2012, we issued 76,987 and 165,026 shares, respectively, of our common stock to certain employees and individuals.  The fair value of the shares for the years ended December 31, 2013 and 2012 of approximately $61,106 and $106,945, respectively, was recorded as professional fees or stock-based compensation in the accompanying consolidated statements of operations.
Restructuring of Series A Convertible Preferred Stock
On August 31, 2012, Sable’s Amended and Restated Certificate of Designation in respect of the Series A Convertible Preferred Stock was approved by written consent of the holders of a majority of the total outstanding voting power of Sable’s voting securities (the “Restructuring”).  On September 12, 2012, we commenced mailing to all holders of the Company’s common stock and Series A Convertible Preferred Stock, a definitive information statement related to Sable’s Amended and Restated Certificate of Designation.   On October 2, 2012 (“Effective Date”), we filed the Amended and Restated Certificate of Designation with the Secretary of State of the State of Delaware.  The Amended and Restated Certificate of Designation amended the terms of our Series A Convertible Preferred Stock as follows:

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

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

(iv)
As part of the Restructuring, in October 2012 we paid to the Series A Holders as of the Record Date, a restructuring fee in the amount of 0.0075% of the original $1.00 per share purchase price of the Series A Convertible Preferred Stock, with such fee totaling approximately $43,230; and

(v)
At any time following the Effective Date of the Restructuring, the Company has the right to redeem any or all of the outstanding shares of Series A Convertible Preferred Stock at the original purchase price of $1.00 per share. Further, the Company is required to redeem outstanding shares of Series A Convertible Preferred Stock, from time-to-time, upon any release to the Company of any portion of the $6,250,361 currently being held in the post-closing escrow fund (reported as restricted cash on the accompanying consolidated balance sheet at December 31, 2012) in connection with the sale of FDF on May 4, 2012, which mandatory redemption would be made by the Company out of funds legally available therefor to the extent of 100% of the amount of funds released at that time. Each redemption would be applied pro rata among all Series A Holders.

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
Redemption of Series A Convertible Preferred Stock
On March 28, 2013, we provided notice to the holders of our Series A Convertible Preferred Stock of our election to redeem on May 1, 2013 (the "Redemption Date") an aggregate $1 million in principal amount of outstanding shares of the Series A Convertible Preferred Stock at a redemption price of $1.00 per share. Pursuant to the terms of the Amended and Restated Certificate of Designation, the Series A Convertible Preferred Stock was redeemed pro rata based on the number of shares held by each holder of record relative to the total number of Series A Convertible Preferred shares outstanding as of the Redemption Date. On May 1, 2013, we redeemed a total of 999,958 shares of Series A Convertible Preferred Stock.
On November 15, 2013, we provided notice to the holders of our Series A Convertible Preferred Stock of our election to redeem on December 17, 2013 an additional $1,039,907 in aggregate principal amount of outstanding shares of the Series A Convertible Preferred Stock at a redemption price of $1.00 per share. On December 17, 2013, we redeemed a total of 1,039,907 shares of Series A Convertible Preferred Stock.
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
In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of our outstanding common shares.  The repurchases will be made from time-to-time on the open market at prevailing market prices.  The repurchase program is expected to continue over the next twelve months unless extended or shortened by the Board of Directors.  The timing and amount of any repurchase will depend on economic and market conditions, the trading price and other factors and any purchases will be executed in compliance with applicable laws and regulations.  The plan does not obligate the Company to acquire any particular amount of common stock and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.  The share repurchase program will be funded with the Company’s available working capital.  During the year ended December 31, 2013, we repurchased a total of 1,450 shares of our common stock on the open market.  These shares were purchased at an average cost of $0.24 per share, for a total cost of $343.
Warrants

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

In connection with the private placement offering of Series A Convertible Preferred Stock, during the year ended December 31, 2011, we issued warrants to the holders to purchase up to 126,000 shares of common stock at an exercise price of $2.00 per share.  The warrants may be exercised for a period of three years from the date of grant.  There were no warrants issued or exercised during the years ended December 31, 2013 and 2012.
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
For the years ended December 31, 2013 and 2012, we did not issue any shares of common stock related to the exercise of warrants granted in connection with the issuance of Series A Convertible Preferred Stock.  During the first quarter 2012, we extended the exercise dates on these warrants for an additional 24 months from the original effective date of the warrant.
On May 4, 2012, as a condition to the disposition of FDF, the Purchaser and Control Warrants held by WayPoint were forfeited and terminated.
The fair value of our warrants is determined using the Black-Scholes option pricing model and the Monte Carlo simulation.  The expected term of each warrant is estimated based on the contractual term or an expected time-to-liquidity event.  The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility.  The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant.  A summary of warrant activity for the years ended December 31, 2013 and 2012 is as follows:

	For the Years Ended December
	2013		2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,748,690	$1.18	46,335,949	$0.13
Issued	—	—	—	—
Exercised	—	—	(3,600)	1.27
Forfeited or expired	—	—	(41,583,659)	0.01
Outstanding at end of period	4,748,690	$1.18	4,748,690	$1.18

NOTE 10. STOCK BASED COMPENSATION
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
In March 2013, the Company granted to its executive officers, Board of Directors, and certain key employees nonqualified stock options and restricted stock under the 2013 Equity Incentive Plan. Nonqualified stock options to purchase an aggregate 227,000 shares of the Company’s common stock at $0.42 per share were awarded; these options vest ratably over a service period of three years. A total of 136,200 shares of restricted stock were granted and such awards vest over a three year period. The total grant date fair value of all of these awards was approximately $101,000. At December 31, 2013, the unrecognized stock-based compensation expense related to all awards which is expected to be recognized over a weighted average period of 1.7 years is approximately $58,200.
Stock Options
We utilize the Black-Scholes-Merton option pricing model to measure the fair value of stock options granted to employees and directors. For the year ended December 31, 2013, we recognized $11,354 in stock-based compensation related to stock options. We did not have any stock-based compensation expense related to stock options for the year ended December 31, 2012.
The following table summarizes our stock option activity for the year ended December 31, 2013:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)
Outstanding, December 31, 2012	—	$—	$—
Granted	227,000	$0.42	$0.19
Exercised	—	$—	$—
Canceled / Forfeited	(18,000)	$0.42	$0.19
Outstanding, December 31, 2013	209,000	$0.42	$0.19	9.2
Options exercisable at December 31, 2013	—	$—	$—

The following table shows the weighted average assumptions used in the Black-Scholes-Merton calculation of the fair value of the stock option grants for the year ended December 31, 2013:

Expected dividend yield	—%
Volatility	47.3%
Risk-free interest rate	1.3%
Expected life	6.0 Years

Restricted Stock

Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. For the years ended December 31, 2013 and 2012, we recognized $56,194 and $100,992, respectively, of stock-based compensation expense related to restricted stock awards. The following table summarizes our restricted stock activity for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested, December 31, 2012	116,666	$0.48
Granted	136,200	$0.42
Vested	(103,733)	$0.55
Canceled / Forfeited	(53,333)	$0.26
Nonvested, December 31, 2013	95,800	$0.44

NOTE 11.  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, derivative liabilities, and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.  The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at each balance sheet date.  Debt fair values are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments.  As of December 31, 2013 and 2012, we estimate the fair value of our debt to be $418,698 and $715,783, respectively.
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

As discussed in Note 6, we consider certain of our warrants to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets.  We value the derivative liabilities using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs.  The use of valuation techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock.  At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock.  In estimating the fair value, we estimated future volatility by considering the historic volatility of the stock of a selected peer group over a five year period.
For the years ended December 31, 2013 and 2012, the fair value of the derivative liabilities from continuing operations increased by an aggregate of $0 and $2,510, respectively.  These amounts were recorded within other income (expense) in the accompanying consolidated statements of operations.
We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity.  Realized gains and losses from securities classified as available-for-sale are included in income.  We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs.  The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income. During the fourth quarter of 2013, we sold all of our marketable securities for total gross proceeds of $494,625 resulting in a realized loss of $27,755 on sale of marketable securities as presented in our consolidated statement of operations for the year ended December 31, 2013. In addition, $10,388 of net unrealized losses were reclassified out of accumulated other comprehensive income into earnings for the year ended December 31, 2013. Realized earnings were $11,737 for the year ended December 31, 2012.
In accordance with ASC Topic 320, Investments — Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the years ended December 31, 2013 and 2012.
Financial assets and liabilities from continuing operations measured at fair value on a recurring basis are summarized below:

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2013
Derivative liabilities	$2,510	$—	$—	$2,510

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2012
Marketable securities	$514,244	$514,244	$—	$—
Derivative liabilities	$2,510	$—	$—	$2,510

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

Balance, December 31, 2011	$—
Change in derivative liabilities	2,510
Issuance of warrant derivative	—
Balance, December 31, 2012	$2,510

There was no change in the fair value of the derivative liability for the year ended December 31, 2013.
NOTE 12.  INCOME TAXES
For the years ended December 31, 2013 and 2012, we had a loss from continuing operations before income taxes of $2,645,129 and income from continuing operations before income taxes of $4,018,148, respectively.  The components of the income tax benefit (provision) from continuing operations are as follows:

	December 31,
	2013	2012
Current:
Federal	$—	$(163,642)
State	(64,829)	(22,226)
	(64,829)	(185,868)
Deferred:
Federal	—	165,467
State	—	—
	—	165,467
Income tax provision from continuing operations	$(64,829)	$(20,401)

At December 31, 2013, we have accumulated net operating losses totaling $14,929,747.  The net operating loss carryforwards will begin to expire in 2028 if not utilized.  Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets related to our net operating losses will not be fully realized.  Accordingly, we have provided a valuation allowance against those deferred tax assets at December 31, 2013 and 2012.
Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) from continuing operations before income taxes.  The sources of these differences are as follows:

	December 31,
	2013	2012
Expected income tax benefit (expense) based on U.S. statutory rate	$925,795	$(1,287,380)
State income taxes (net of federal income tax benefit)	(64,829)	(22,226)
Permanent differences	(3,426)	(2,083)
Other	1,283,175	32,519
Valuation allowance	(2,205,544)	1,258,769
Income tax benefit (provision)	$(64,829)	$(20,401)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are presented below:

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$5,225,412	$2,378,324
Impairment of oil and natural gas properties	176,169	51,617
Bad debt allowance	194,040	—
Fair value of derivative	—	1,075
Accretion expense	1,405	1,232
Other	31,743	373,939
Capital loss carryforward	3,983,279	4,612,359
Valuation allowance on deferred tax assets	(9,477,067)	(7,271,523)
Total deferred tax assets	134,981	147,023

Deferred tax liabilities:
Property, plant, and equipment	(115,010)	(133,178)
Fair value of derivative	—	2,947
Other	(19,971)	(16,792)
Total deferred tax liabilities	(134,981)	(147,023)

Net deferred tax liability	$—	$—

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

	December 31,
	2013	2012
Current deferred tax asset, net	$—	$3,452
Non-current deferred tax liability, net	—	(3,452)
	$—	$—

We are subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, state and/or local income tax examinations by authorities for the tax years before 2010.
NOTE 13.  EARNINGS PER SHARE
The following table reconciles net income (loss) and common shares outstanding used in the calculations of basic and diluted earnings (loss) per share.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	December 31,
	2013	2012
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(2,709,958)	$3,997,747
Net income (loss) from discontinued operations	33,329	(9,154,638)

Net loss	(2,676,629)	(5,156,891)
Noncontrolling interest	—	65,015
Attributable to preferred stockholders	—	(643,829)

Net loss attributable to common stockholders	$(2,676,629)	$(5,735,705)

Weighted average common shares outstanding, basic	26,704,835	25,863,313

Basic earnings per share:
Continuing operations	$(0.10)	$0.15
Discontinued operations	—	(0.35)

Net income (loss)	(0.10)	(0.20)
Net loss attributable to noncontrolling interest	—	—
Attributable to preferred shareholders	—	(0.02)

Net income (loss) attributable to common stockholders	$(0.10)	$(0.22)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(2,709,958)	$3,997,747
Net income (loss) from discontinued operations	33,329	(9,154,638)

Net loss	(2,676,629)	(5,156,891)
Noncontrolling interest	—	65,015

Net loss attributable to common stockholders	$(2,676,629)	$(5,091,876)

Weighted average common shares outstanding, basic	26,704,835	25,863,313
Plus: incremental shares from assumed conversions
Effect of dilutive warrants	—	413,732

Shares used in calculating diluted loss per share	26,704,835	26,277,045

Diluted earnings per share:
Continuing operations	$(0.10)	$0.15
Discontinued operations	—	(0.35)

Net income (loss)	(0.10)	(0.20)
Noncontrolling interest	—	—

Net income (loss) attributable to common stockholders	$(0.10)	$(0.20)

Basic earnings per share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents outstanding during the period.  Diluted

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.
A total of 8,777,494 and 10,089,315 shares of common stock equivalents were excluded from the calculation of diluted earnings per share for the years ended December 31, 2013 and 2012, respectively, as the effect of including such shares was antidilutive.
NOTE 14.  DISCONTINUED OPERATIONS
Petro Staffing Group dba KS Energy Search
On April 30, 2013, the Company elected to cease the operations of its staffing services business, PSG. We recognized a net after-tax loss of approximately $114,000 from the disposition, which represents the excess of the book value of the assets disposed over our investment in PSG.
We determined that the disposition of PSG meets the definition of a discontinued operations. Accordingly, the business has been presented as a discontinued operation for all periods presented with no assets or liabilities as of December 31, 2013. Financial information for the discontinued operation was as follows:

	For the Years Ended December
	2013(1)	2012
Revenues
Staffing services	$—	$117,433

Total revenues	—	117,433

Expenses
General and administrative expenses	110,183	456,894
Depreciation and amortization	354	459

Total expenses	110,537	457,353

Loss before income taxes	$(110,537)	$(339,920)
________________________________________________________
(1) Activity for 2013 is through April 30, 2013, the date PSG ceased operations.

	April 30, 2013	December 31, 2012
Current assets	$45,951	$69,668
Property and equipment, net	3,873	4,227
Total assets	$49,824	$73,895

Current liabilities	$765	$21,658
Stockholder's equity	49,059	52,237
Total liabilities and stockholder's equity	$49,824	$73,895
Francis Drilling Fluids
On May 4, 2012, Acquisition Inc., together with New Francis Oaks, a wholly-owned subsidiary of Acquisition Inc., entered into the Merger Agreement with an unaffiliated third party, FDF Resources Holdings LLC, a Delaware limited liability company (“Purchaser”).  Pursuant to the terms of the Merger Agreement, New Francis Oaks merged with and into FDF Resources,

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

and FDF Resources continued as the surviving entity after the Disposition.  New Francis Oaks owns 100% of the outstanding shares of FDF, and, as a result of the disposition, we no longer own FDF.
We recognized a loss of approximately $1,470,000 from the sale transaction during the second quarter of 2012, which represents the excess of the book value of the assets sold over the sale price.
We determined that the disposition of FDF met the definition of a discontinued operation.  As a result, this business has been presented as a discontinued operation for all periods presented.  Financial information for the discontinued operation was as follows:

For the Year Ended December 31,
2012 (1)
Revenues
Oilfield Services	$24,077,027
Drilling Fluids	3,576,111

Total revenues	27,653,138

Expenses
Cost of goods sold - drilling fluids	1,325,674
Depreciation and amortization	3,126,243
Selling, general, and administrative expenses	24,605,436
Loss on sale of assets	75,692
Interest expense	1,687,504
Change in fair value of derivative liabilities	4,267,000
Accretion of preferred stock liability	1,299,495
Other	(5,878)

Total expenses	36,381,166

Loss before income taxes	$(8,728,028)
________________________________________________________
(1) Activity for 2012 is through May 4, 2012, the date of the FDF disposition.

May 4, 2012

Current Assets	$16,434,891
Property, plant, and equipement, net	38,627,582
Goodwill / intangible assets	17,959,829
Deferred financing cost	554,538
Other assets	173,148
Total assets	$73,749,988

Current liabilities	$41,733,594
Long-term debt	810,244
Senior Series A redeemable preferred stock	5,428,535
Deferred income taxes	13,486,361
Stockholder’s equity (deficit)	12,291,254
Total liabilities and stockholder’s equity	$73,749,988

NOTE 15.  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is summarized below.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2013	2012
Supplemental disclosures of cash flow information:
Total cash paid for interest	$6,040	$250,455
Total cash paid for taxes	$70,000	$189,372
Cash paid for interest — related party	$—	$6,598

Supplemental disclosure of non-cash information:
Exchange of accounts payable for debt	$—	$342,500
Treasury shares received	$—	$2,732,342
Shares issued to retire debt	$—	$33,000
Dividend declared	$—	$643,829
Stock dividend	$—	$487,127
Waypoint receivable	$—	$1,075,000
NOTE 16.  SUBSEQUENT EVENTS
In January 2014, we entered into a $100,000 secured promissory note agreement with an unrelated third party to provide working capital to the Company. The secured promissory note was due in four months from the date of issuance. Under the terms of the secured promissory note, the loan paid interest at a rate of 18%, plus an accommodation fee, such that including the interest payable under the loan, an amount ranging from $5,000 to $20,000, depending upon the number of months the secured promissory note remained outstanding, plus 12,500 shares of the Company's common stock. In February 2014, the holder of the secured promissory note transferred their principal due under the agreement to the Company's private offering of three-year 12% convertible debentures and the secured promissory note was deemed paid in full. (See discussion regarding 12% convertible debentures below.)
In February 2014, we entered into two $100,000 secured bridge loans ("Secured Bridge Loans") with two unrelated third parties to provide working capital to the Company. Under the terms of the Secured Bridge Loans, principal is due in forty days with interest payable at 18%, plus an accommodation fee, such that combined with the interest due and payable, a sum equal to $20,000, plus 25,000 shares of the Company's common stock. In March 2014, in consideration of an additional 25,000 shares of the Company's common stock, the maturity date of both Secured Bridge Loans was extended. In April 2014, the Company made a partial payment totaling $140,000 on the Secured Bridge Loans. In May 2014, one of the Secured Bridge Loans was paid in full. At June 30, 2014, amounts due under the remaining Secured Bridge Loan totaled $20,700, of which $15,700 represents accrued and unpaid interest.
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debenture") to fund our ongoing working capital needs. Terms of the 12% Convertible Debenture were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.50 per share of the Company's common stock; and, (iii) each unit includes a three-year warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of three years from the effective date of the warrant. As of June 30, 2014, we had raised $900,000 under the 12% Convertible Debenture offering including warrants to purchase up to 450,000 shares of the Company's common stock.

On June 20, 2014, the Board of Directors of the Company approved the sale and issuance of 8,013,902 shares of Common Stock of the Company to Cory R. Hall in exchange for $1,001,737.75 in accordance with that certain Securities Purchase Agreement executed on June 20, 2014 between the Company and Mr. Hall (the “Offering”). The Offering was made in reliance on the exemption provided by Rule 506(b) promulgated under the Securities Act of 1933, as amended, and certain provisions of Regulation D thereunder based on Mr. Hall’s status as an accredited investor.

On June 23, 2014, the Company entered into an employment agreement with Mr. Hall. The employment Agreement providees for an annual base salary of at least $375,000 per year, an auto allowance of $825 per month and incentive compensation to be determined from time to time by the Company’s board of directors.  Any award of restricted stock made to Mr. Hall is subject to non-transferability and forfeitability, and vests over a three year period in equal amounts per year.

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF OIL & GAS OPERATIONS (Unaudited)
The following tables set forth supplementary disclosures for oil and producing activities in accordance with FASB ASC Topic 932, Extractive Activities — Oil and Gas.
Costs Incurred
A summary of costs incurred in oil and natural gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2013 and 2012, is as follows.

	2013	2012
Acquisition of proved properties	$—	$—
Acquisition of unproved properties	$970,336	$518,682
Development costs	$768,117	$100,065
Exploration costs	$—	$—
Results of Operations for Producing Activities
The following table presents the results of operations for our oil and natural gas producing activities for the years ended December 31, 2013 and 2012.

	2013	2012
Revenues	$219,160	$182,473
Production costs	(86,740)	(104,642)
Exploration expenses	—	—
Depreciation, depletion and valuation provisions	(27,875)	(12,058)
	104,545	65,773

Income tax expenses	(64,829)	(22,226)
Results of operations from producing activities	$39,716	$43,547

Reserve Quantity Information
During 2012, we began re-focusing on the acquisition, development, and production of oil and natural gas. However, nearly all of the wells in which we have interests were not completed nor in production until late in the fourth quarter of 2012.  Further, due to negative financial and legal matters impacting the third-party operator's ability to effectively operate and manage the six wells completed in 2012, we recognized a $355,865 impairment charge in 2013 related to our non-operated interest in the six wells and accordingly, we do not present reserve data for these six wells for the years ended December 31, 2013 and 2012.
During 2013, we drilled and completed only two wells. Reserve information for 2013 related to our two proved developed producing properties is based on estimates prepared internally by Sable. We maintain internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with the rules and regulations provided by the SEC. Michael Galvis, our CEO, is primarily responsible for overseeing the preparation of the reserve estimates and has over 30 years of experience in the oil and gas industry. Numerous uncertainties exist in estimating quantities of proved reserves.
Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history, and changes in economic factors. Oil reserves, which include condensate and natural gas liquids, are stated in barrels and natural gas reserves are stated in thousands of cubic feet.
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves
The following table, which presents a standardized measure of discounted future net cash flows (“standardized measure”)

NYTEX ENERGY HOLDINGS, INC.

Notes to Consolidated Financial Statements

and changes in such cash flows, is presented pursuant to ASC 932. In computing this data, assumptions other than those required by the FASB could produce different results. Accordingly, the standardized measure should not be construed as being representative of management's estimate of the Company’s future cash flows or the value of the Company’s proved oil and natural gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, prices used to determine the standardized measure of discounted cash flows are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.
Our reserve calculations and future cash inflows as of December 31, 2013 have been prepared and presented under SEC rules. These rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-period pricing. The average prices used for 2013 under these new rules were $96.60 per Bbl for oil and $3.68 per Mcf for natural gas, each as adjusted for location, grade and quality. Future price changes were considered only to the extent provided by contractual arrangements in existence at year-end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate to the future pre-tax net cash flows relating to our proved oil and natural gas reserves.
The standardized measure of our proved oil and natural gas reserves at December 31, 2013, which represents the present value of estimated future cash flows using a discount rate of 10% a year, is as follows:

2013
Future cash inflow	$1,418,346
Future production and development costs	(356,096)
Future income taxes	(371,787)
Future net cash flows	690,463
10% annual discount for estimated timing of cash flows	(289,605)
Standardized measure of discounted net cash flows	$400,858
Changes in the standardized measure of our proved oil and natural gas reserves for the years ended December 31, 2013, were as follows:

2013
Beginning of year	$—
Net change in prices and production costs	400,858
End of year	$400,858

EXHIBIT INDEX

Exhibit	Document

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

10.1	Employment Agreement - Galvis

10.2	Employment Agreement - Hall

10.3	NYTEX Energy Holdings, Inc. 2014 12% Convertible Debenture

10.4	NYTEX Energy Holdings, Inc. 2014 Debenture Warrant

10.5	Securities Purchase Agreement - Hall

21*	List of Subsidiaries of Registrant

23.1*	Consent of Whitley Penn LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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