Form 10-Q
period 2014-03-31
NYTEX Energy Holdings, Inc.
filed 2014-09-30
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
Commission File Number: 53915
ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1080045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12222 Merit Drive, Suite 1850 Dallas, Texas	75251
(Address of principal executive offices)	(Zip Code)
972-770-4700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 31, 2014, the registrant had 34,879,168 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
The statements contained in all parts of this document relate to future events, including, but not limited to, any and all statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve known and unknown risks and uncertainties, including, but not limited to, those relating to the current economic and credit environment, the volatility of natural gas and oil prices, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, technological changes, our significant capital requirements, our ability to continue as a going concern, the potential impact of government regulations and the taxation of the oil and gas industry, adverse regulatory determinations, litigation, competition, availability of drilling, completion and production equipment and materials, business and equipment acquisition risks, weather, availability of financing and the terms of any such financing, financial condition of our industry partners, ability to obtain permits, drilling and completion of wells, infrastructure for salt water disposal, costs of exploiting and developing our properties and conducting other operations, the ability to obtain financing for drilling activities, competition in the oil and natural gas industry, developments in oil producing and natural gas producing countries, and other factors detailed herein. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Risk Factors” and in our Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

PART I
Item 1.  Financial Statements
NYTEX ENERGY HOLDINGS, INC.
Consolidated Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$103,013	$93,728
Accounts receivable, net	89,627	76,696
Prepaid expenses and other	58,555	82,027
Total current assets	251,195	252,451

Restricted cash	3,120,026	3,119,949
Oil & gas properties and equipment, net	901,944	934,486
Deposits and other	56,134	56,134

Total assets	$4,329,299	$4,363,020

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$570,348	$597,830
Revenues payable	1,032	7,837
Debt - current portion	672,225	289,891
Total current liabilities	1,243,605	895,558

Other liabilities:
Debt	168,554	128,807
Derivative liabilities	2,510	2,510
Asset retirement obligation	7,199	7,199

Total liabilities	1,421,868	1,034,074

Commitments and contingencies

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; and redemption value of 3,724,004 at March 31, 2014 and December 31, 2013	3,724,004	3,724,004

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,866,307 shares issued and 26,865,266 outstanding at March 31, 2014 and 27,729,736 shares issued and 26,728,695 outstanding at December 31, 2013	27,865	27,730
Additional paid-in capital	20,634,986	20,615,409
Treasury stock, at cost: 1,001,041 shares at March 31, 2014 and December 31, 2013	(1,860,233)	(1,860,233)
Accumulated deficit	(19,613,997)	(19,172,770)
Accumulated other comprehensive loss	(5,194)	(5,194)
Total stockholders’ equity (deficit)	(816,573)	(395,058)

Total liabilities and stockholders’ equity (deficit)	$4,329,299	$4,363,020
See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Land services	$1,074	$330,382
Oil and gas sales	48,133	119,191
Sale of oil and gas interests	27,260	—
Total revenues	76,467	449,573

Operating expenses:
Oil & gas lease operating expenses	37,113	107,018
Exploration	30,950	—
Depreciation, depletion, and amortization	9,936	5,062
Selling, general, and administrative expenses	362,390	994,801
Total operating expenses	440,389	1,106,881

Loss from operations	(363,922)	(657,308)

Other income (expense):
Interest and dividend income	77	7,332
Loss on sale of securities	—	585
Interest expense	(77,382)	(18,359)
Total other expense	(77,305)	(10,442)

Loss before income taxes	(441,227)	(667,750)
Income tax benefit (provision)	—	(1,810)

Net loss	$(441,227)	$(669,560)

Basic and diluted earnings per share:
Net loss	$(0.02)	$(0.03)

Weighted average shares outstanding
Basic and diluted	26,755,408	26,657,389

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net loss to common stockholders	$(441,227)	$(669,560)

Other comprehensive income
Unrealized holding loss on securities available for sale	—	(2,696)

Other comprehensive loss	—	(2,696)

Comprehensive loss to common stockholders	$(441,227)	$(672,256)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amounts		Shares	Amounts			Total

Balance at December 31, 2013	27,729,736	$27,730	$20,615,409	1,001,041	$(1,860,233)	$(19,172,770)	$(5,194)	$(395,058)

Shares issued with promissory notes	112,500	112	14,095					14,207
Shares issued for share based compensation	24,071	23	5,482					5,505
Comprehensive loss:
Net loss						(441,227)		(441,227)
Comprehensive loss to common stockholders								(441,227)

Balance at March 31, 2014	27,866,307	$27,865	$20,634,986	1,001,041	$(1,860,233)	$(19,613,997)	$(5,194)	$(816,573)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(441,227)	$(669,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	9,936	4,960
Share-based compensation	5,505	37,345
Share-based debt issuance costs	11,249	—
Accretion of discount on asset retirement obligations	—	102
Amortization of debt discount	16,482	16,449
Gain on sale of oil and gas interest	(27,260)	—
Loss on sale of securities	—	(585)
Change in working capital:
Accounts receivable	(12,931)	1,978,949
Inventories	—	—
Prepaid expenses and other	23,472	(25,324)
Accounts payable and accrued expenses	(27,482)	(226,361)
Deposits held in trust	—	586,714
Revenues payable	(6,805)	(110,634)

Net cash provided by (used in) operating activities	(449,061)	1,592,055

Cash flows from investing activities:
Additions to property and equipment	—	(37,514)
Proceeds from sale of oil and gas properties	67,238	93,736
Investments in oil and gas properties	(17,372)	(879,469)
Restricted cash	(77)	(154)
Purchase of marketable securities	—	(2,580)

Net cash provided by (used in) investing activities	49,789	(825,981)

Cash flows from financing activities:
Issuance of 12% convertible debentures	250,000	—
Borrowings under notes payable	200,000	—
Payments on notes payable	(41,443)	(84,783)

Net cash provided by (used in) financing activities	408,557	(84,783)

Net increase in cash and cash equivalents	9,285	681,291
Cash and cash equivalents at beginning of period	93,728	1,484,386

Cash and cash equivalents at end of period	$103,013	$2,165,677
See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1.	Summary of Significant Accounting Policies
General
NYTEX Energy Holdings, Inc. d/b/a Sable Natural Resources (“Sable”) is an energy holding company with principal operations centralized in its wholly-owned subsidiary, NYTEX Petroleum, Inc. which changed its name to Sable Operating Company, Inc. (“Sable Operating”) on July 16, 2014.  Sable Operating is an early-stage exploration and production company engaged in the acquisition, development, and production of oil and natural gas reserves from low-risk, high rate-of-return wells in carbonate reservoirs.

Basis of Presentation

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  These financial statements include the accounts of Sable and entities in which it holds a controlling interest.  All intercompany accounts and transactions have been eliminated in consolidation.  Investments in non-controlled entities over which we have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.  In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for our proportionate share of earnings and losses and distributions.
The interim financial data as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.  The consolidated results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as filed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Liquidity
We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements, including cash requirements that may be due under existing debt obligations as well as amounts due to our vendors in the normal course of business. For the three months ended March 31, 2014, we incurred a net loss of $441,227, and have an accumulated deficit totaling $19,613,997, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.
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

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, including those related to proved reserves; the value of properties and equipment; goodwill; intangible assets; asset retirement obligations; litigation liabilities; environmental liabilities; pension assets, liabilities, and costs; income taxes; and fair values. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU changes the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually significant dispositions and assets classified as held for sale not qualifying as discontinued operations. The ASU is effective for annual and interim periods beginning in 2015. Early adoption is permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. Sable elected to early adopt the ASU on a prospective basis for the quarter ended March 31, 2014. The adoption did not have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset, except in certain circumstances as described in the ASU. The ASU is effective for annual and interim periods beginning in 2014. See Note 9 —Income Taxes. The adoption did not have a material impact on the Company's consolidated financial statements.

NOTE 2.	PROPERTY AND EQUIPMENT
Property and equipment, which includes our oil and gas properties at March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
Oil and gas properties - proved	$383,708	$388,937
Oil and gas properties - unproved	667,168	684,560
Total oil and gas properties	1,050,876	1,073,497
Furniture, fixtures, and equipment	138,378	138,378
Total property and equipment	1,189,254	1,211,875
Accumulated DD&A	(287,310)	(277,389)
Property and equipment, net	$901,944	$934,486

Depreciation and depletion related to our property and equipment was $9,936 and $4,960 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 3.	DERIVATIVE LIABILITIES
At March 31, 2014, we had one derivative liability on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock.  The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock includes an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share.  Accordingly, we consider the warrants to be a derivative.  As a result, the fair value of this derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At both March 31, 2014 and December 31, 2013, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $2,510.
Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three months ended March 31, 2014 and 2013, and are not taxable or deductible for income tax purposes.

NOTE 4.	DEBT

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

A summary of our outstanding debt obligations as of March 31, 2014 and December 31, 2013 is presented as follows:

	March 31, 2014	December 31, 2013
12.0% Convertible Debentures	$247,075	$—
Secured Bridge Loans	200,000	—
Promissory Note (non-interest bearing, net of discount) due October 2015	214,330	200,051
Promissory Note (non-interest bearing, net of discount) due December 2015	140,848	160,969
5.74% Insurance Financing due August 2014	27,399	45,211
7.5% Secured Equipment Loan due March 2016	11,127	12,467

Total debt	840,779	418,698
Less: current maturities	(672,225)	(289,891)

Total long-term debt	$168,554	$128,807

Carrying values in the table above include net unamortized debt discount of $103,789 and $117,313 as of March 31, 2014 and December 31, 2013, respectively, which is amortized to interest expense over the terms of the related debt.
12% Convertible Debentures
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debentures") to fund our ongoing working capital needs. Terms of the 12% Convertible Debentures were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.75 per share of the Company's common stock; (iii) each unit included a three-year warrant to purchase up to 30,000 shares of the Company's common stock at an exercise price of $0.75 per share for a period of three years from the effective date of the warrant; and, (iv) an anti-dilution provision that requires a reduction in the conversion price should subsequent at-market issuances of the Company’s common stock be issued below the stated conversion price. As of March 31, 2014, we had raised $250,000 under the 12% Convertible Debenture offering including warrants to purchase up to 75,000 shares of the Company's common stock.
Promissory Notes
In January 2014, we entered into a $100,000 secured promissory note agreement with an unrelated third party to provide working capital to the Company. The secured promissory note was due four months from the date of issuance. Under the terms of the secured promissory note, the loan paid interest at a rate of 18%, plus an accommodation fee, which, including the interest payable under the loan, was an amount ranging from $5,000 to $20,000, (depending upon the number of months the secured promissory note remained outstanding), plus 12,500 shares of the Company's common stock. In February 2014, the holder of the secured promissory note transferred its principal due under the agreement to the Company's 12% Convertible Debentures and the secured promissory note was deemed paid in full.
In February 2014, we entered into two $100,000 secured bridge loans ("Secured Bridge Loans") with two unrelated third parties to provide working capital to the Company. Under the terms of the Secured Bridge Loans, principal was due in forty days with interest payable at 18%, plus an accommodation fee, such that combined with the interest due and payable, a sum equal to $20,000 plus 25,000 shares of the Company's common stock was paid. In March 2014, in consideration of the issuance of an additional 25,000 shares of the Company's common stock, the maturity date of both Secured Bridge Loans was extended. In April 2014, the Company made a partial payment totaling $140,000 on the Secured Bridge Loans. In May 2014, one of the Secured Bridge Loans was paid in full. At June 30, 2014, amounts due under the remaining Secured Bridge Loan totaled $20,700, of which $15,700 represents accrued and unpaid interest.
In connection with the acquisition of Francis Drilling Fluids, Inc. ("FDF"), on November 23, 2010, we issued a promissory note payable to a former interest holder of FDF in the face amount of $750,000.  The note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015.  At March 31, 2014 and December 31, 2013, we have recorded the note as a discounted debt of $214,330 and $200,051 respectively, using an imputed interest rate of 9%.
In November 2013, we entered into a promissory note with a third party to finance premiums related to certain insurance policies.  The promissory note bears an annual interest rate of 5.7% with principal and interest payments of $8,109 due monthly through maturity in August 2014.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

In December 2012, we entered into an unsecured, non-interest bearing promissory note with a former vendor in the amount of $342,500 as a settlement for outstanding payables due to the former vendor.  The promissory note required an initial payment of $75,000 with monthly payments of $7,431 due through maturity, on December 31, 2015.  At March 31, 2014 and December 31, 2013, we have recorded the promissory note as a discounted debt of $140,848 and $160,969, respectively, using an imputed interest rate of 7.5%.
We also have a secured equipment loan outstanding that requires a monthly principal and interest payment based on a fixed interest rate of 7.5% and matures in March of 2016.

NOTE 5.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space under a non-cancelable operating lease which provides for minimum annual rentals.  At March 31, 2014, future minimum obligations under this lease agreement are as follows:

April 1, 2014 to December 31, 2014	$50,000
2015	68,405
2016	58,283
2017	—
2018	—
Thereafter	—
$176,688

Total lease rental expense for the three months ended March 31, 2014 and 2013 was $10,572 and $20,907 respectively.
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
The authorized capital of Sable consists of 200 million shares of common stock, par value $0.001 per share, and 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share.  The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.  Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.  For the three months ended March 31, 2014, we did not issue any shares of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.
Treasury Stock
In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of our outstanding common shares.  The repurchases will be made from time-to-time on the open market at prevailing market prices.  The repurchase program is expected to continue over the next twelve months unless extended or shortened by the Board of Directors.  The timing and amount of any repurchase will depend on economic and market conditions, the trading price and other factors and any purchases will be executed in compliance with applicable laws and regulations.  The plan does not obligate the Company to acquire any particular amount of common stock and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.  The share repurchase program will be funded with the Company’s available working capital.  The 12% Convertible Debentures restrict the Company to de minimus repurchases as long as the debentures are outstanding. Through March 31, 2014 we have repurchased a total of 1,450 shares of our common stock on the open market.  These shares were purchased at an average cost of $0.24 per share, for a total cost of $343.
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
A summary of warrant activity for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014		2013
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,748,690	$1.18	4,748,690	$1.18
Issued	75,000	0.75	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of period	4,823,690	$1.17	4,748,690	$1.18

The following table shows the weighted average assumptions used in the Black-Scholes calculation of the fair value of the warrants issued in the three months ended March 31, 2014:

Volatility	114.12%
Risk-free interest rate	0.69%
Expected life	3.0 Years
Fair value on grant date	$0.0395

NOTE 7.	STOCK BASED COMPENSATION
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
In March 2013, the Company granted to its executive officers, Board of Directors, and certain key employees nonqualified stock options and restricted stock under the 2013 Equity Incentive Plan. Nonqualified stock options to purchase an aggregate 227,000 shares of the Company’s common stock at $0.42 per share were awarded; these options vest ratably over a service period of three years.  A total of 136,200 shares of restricted stock were granted and such awards vest over a three years period.  The total grant date fair value of all of these awards was approximately $101,000.  At March 31, 2014, the unrecognized stock-based compensation expense related to all awards which is expected to be recognized over a weighted average period of 1.6 years is approximately $19,456.
Stock Options
We utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors.  For the three months ended March 31, 2014, we recognized $3,313 in stock-based compensation related to stock options.  We recognized approximately $400 in stock-based compensation expense related to stock options for the three months ended March 31, 2013
The following table summarizes our stock option activity for the three months ended March 31, 2014:

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2013	209,000	$0.42	$0.19
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled / Forfeited	(53,000)	$0.42	$0.19
Outstanding, March 31, 2014	156,000	$0.42	$0.19	0.9
Options exercisable at March 31, 2014	52,000	$0.42	$0.19

Restricted stock
Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions.  The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods.  For the three months ended March 31, 2014 and 2013, we recognized approximately $6,800 and $37,000, respectively, in stock-based compensation related to restricted stock awards.  The following table summarizes our restricted stock activity for the three months ended March 31, 2014

	Shares	Wtd Avg Grant-Date Fair Value
Nonvested, December 31, 2013	95,800	$0.44
Granted	—	$—
Vested	(35,000)	$0.42
Canceled / Forfeited	(800)	$0.42
Nonvested, March 31, 2014	60,000	$0.45

NOTE 8.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, derivative liabilities, and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.  The carrying value of long-term debt also approximates fair value since these instruments bear market rates of interest.
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

As discussed in Note 5, we consider the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets.  We value the derivative liabilities using a Monte Carlo simulation, which contains significant unobservable, or

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Level 3, inputs.  The use of valuation techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock.  At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock.  In estimating the fair value, we estimated future volatility by considering the historic volatility of the stock of a selected peer group over a five year period.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2014	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$2,510	$—	$—	$2,510

March 31, 2013	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$2,510	$—	$—	$2,510
Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2013	$2,510
Change in derivative liabilities	—
Issuance of warrant derivative	—
Balance, March 31, 2014	$2,510

Balance, December 31, 2012	$2,510
Change in derivative liabilities	—
Issuance of warrant derivative	—
Balance, March 31, 2013	$2,510

NOTE 9.	INCOME TAXES
Income tax provision for the three months ended March 31, 2014 and 2013 was $0 and $1,810, respectively.  At March 31, 2014 we had deferred income tax assets of $9,786,713 and a valuation allowance of $9,631,427 resulting in an estimated recoverable amount of deferred income tax assets of $155,286.  This reflects a net increase of the valuation allowance of $154,185 from the December 31, 2013 balance of $9,477,242.  At March 31, 2014, we had deferred income tax liabilities of $155,286.
The balance of the valuation allowance as of March 31, 2014 and December 31, 2013 was $9,631,427 and $9,477,242, respectively.  The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

NOTE 10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Additional cash flow information was as follows for the three months ended March 31, 2014 and 2013:

	2014	2013
Supplemental disclosures of cash flow information:
Total cash paid for interest	$14,500	$1,910
Total cash paid for taxes	$—	60,000

NOTE 11.  SUBSEQUENT EVENTS

On June 20, 2014, the Board of Directors of the Company approved the sale and issuance of 8,013,902 shares of Common Stock of the Company to Cory R. Hall in exchange for $1,001,738 in accordance with that certain Securities Purchase Agreement executed on June 20, 2014 between the Company and Mr. Hall (the “Offering”). The Offering was made in reliance on the exemption provided by Rule 506(b) promulgated under the Securities Act of 1933, as amended, and certain provisions of Regulation D thereunder based on Mr. Hall’s status as an accredited investor.

On June 23, 2014, the Company entered into an employment agreement with Mr. Hall. The employment agreement providees for an annual base salary of at least $375,000 per year, an auto allowance of $825 per month and incentive compensation to be determined from time to time by the Company’s board of directors.

The sale of common stock on June 20, 2014 was a "Subsequent Equity Sale" as defined in the 12% Convertible Debentures wherein the stated conversion price of the debenture to common stock is adjusted. As a result the debentures issued prior to March 31, 2014 with a stated conversion price of $0.75 were adjusted to a $0.64 conversion price. Debentures issued after March 31, 2014 and before June 20, 2014 with a stated conversion price of $0.50 were adjusted to a $0.43 conversion price. As of September 15, 2014 the Company has raised $1,125,000 under the 12% Convertible Debentures offering including warrants to purchase up to 507,500 shares of the Company's common stock.

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
Sable and subsidiaries are collectively referred to herein as the "Company,” “we,” “us,” and “our.”
General Industry Overview
The U.S. economy experienced a modest recovery during 2013 that has continued into 2014 with much of that recovery driven by the U.S. energy industry.  However, uncertainty persists as federal deficit issues continue to leave ambiguities with U.S. businesses and consumers including what policies and practices may be implemented to resolve these matters.  It remains challenging to predict the economic consequences on the U.S. energy industry, specifically the supply and demand for oil and gas, as governments struggle to resolve these issues.
Oil and Natural Gas
Sable Operating is an exploration and production company engaged in the acquisition, development and production of oil & natural gas reserves from low-risk, high rate-of-return wells in carbonate reservoirs. By focusing on early, low and no-cost entry into “tight oil” resource plays in North Texas, using multiple entry methods, Sable Operating has swiftly amassed interests in more than 87,000 leasehold acres.  We believe these plays can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies.

Results of Operations
Selected Data

	Three Months Ended March 31,
	2014	2013
Financial Results
Revenues - Land Lease	$1,074	$330,382
Revenues - Oil and Gas sales	48,133	119,191
Revenues - Sale of oil and gas interests	27,260	—

Total revenues	76,467	449,573

Total operating expenses	440,389	1,106,881
Total other expense	77,305	10,442

Loss before income taxes	(441,227)	(667,750)
Income tax benefit (provision)	—	(1,810)

Net loss	$(441,227)	$(669,560)

Operating Results

Consolidated Adjusted EBITDA(1)	$(353,909)	$(644,914)

________________________________________________________
(1)See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.
Three and three months ended March 31, 2014 compared to the three and three months ended March 31, 2013
On April 30, 2013, our former subsidiary, KS Energy Search Group, ceased operations.  As a result, all financial information included in this report including information contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read and considered in such context.
Revenues.  Revenues decreased $373,106 for the three months ended March 31, 2014, compared to the prior year period. This was primarily due to a decrease from land services revenue of $329,308 for the three months ended March 31, 2014, compared to the prior year period.  The decrease in land services revenue is directly related to the timing of our ability to identify oil and gas leasehold properties to be acquired by our customers, and the timing and availability of our customer’s capital budget expenditures.  Our land services provide focused project management for companies looking to acquire and build positions in lease plays throughout North and West Texas.  These services range from generating land and mineral title reports, leasehold title analysis and reports, and land title run sheets to sourcing, negotiating and acquiring leases, document preparation, and performing title curative functions. The decrease in land services revenue was partially offset by an increase in the sale of oil and gas interests of $27,260 for the three months ended March 31, 2014, compared to the prior year period.  We anticipate revenues from land services and sale of oil and gas interests to continue to decrease over time as we continue to focus on opportunities to retain, explore and operate properties in resource plays primarily in West Texas.
Revenues from oil and natural gas sales decreased to $48,133 for the three months ended March 31, 2014, compared to $119,191 for the three months ended March 31, 2013.  The decrease in oil and gas revenue was related to production problems experienced due to colder than normal operating conditions.
Oil & gas lease operating expenses.  Lease operating expenses decreased $69,905 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The decrease corresponds to the above mentioned production problems experienced during the first quarter of 2014 as compared to the same period in the prior year.
Exploration.  Exploration costs for the three months ended March 31, 2014 has increased to $30,950 over the prior period due to the shift in focus towards retaining and developing properties.
Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) for the three months ended March 31, 2014, increased $4,874 over the prior period due to the addition of the Newman and Coley wells.

Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses decreased $632,411 for the three months ended March 31, 2014 compared to the prior year three months ended March 31, 2013.  This decrease was due to an overall decrease in professional fees and expenses including accounting and legal costs, and decreases in payroll related costs due in part to a decrease in personnel.  SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, and insurance costs.
Interest expense.  Interest expense increased $59,023 for the three months ended March 31, 2014 compared to the prior year period primarily due to the addition of the 12% convertible debentures and the Secured Bridge Loans.  Interest expense was $77,382 for the three months ended March 31, 2014 compared to $18,359 compared to the same period in the prior year.
Income tax provision.  The income tax provision for the three months ended March 31, 2014 and 2013 of $0 and $1,810, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.  The provision is due to limitations placed on our ability to fully offset taxable income by available net operating loss carryforwards.
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

	Three Months Ended March 31,
	2014	2013
Reconciliation of Adjusted EBITDA to GAAP Net Loss:
Net loss	$(441,227)	$(669,560)
Discontinued operations	—	—
Income tax expense (benefit)	—	1,810
Interest expense	77,382	18,359
DD&A	9,936	5,062
Change in fair value of derivative liabilities	—	(585)

Consolidated Adjusted EBITDA	$(353,909)	$(644,914)
Liquidity and Capital Resources
Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of March 31, 2014, we have cash and marketable securities, less the cash portion of deposits held in trust, totaling $103,013. However, if we do not generate sufficient cash flow from operations, we will need to raise additional capital through equity and/or debt financings to support and expand our drilling activities until such time as we fully implement our plan of future operations and generate sufficient cash flow.

Cash Flows
The following table summarizes our cash flows and has been derived from our unaudited financial statements for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Cash flow provided by (used in) operating activities	$(449,061)	$1,592,055
Cash flow provided by (used in) investing activities	49,789	(825,981)
Cash flow provided by (used in) financing activities	408,557	(84,783)

Net increase increase in cash and cash equivalents	9,285	681,291
Beginning cash and cash equivalents	93,728	1,484,386

Ending cash and cash equivalents	$103,013	$2,165,677

Cash flows from operating activities decreased for the three months ended March 31, 2014 by $2,041,116 compared to cash flows from operating activities for the three months ended March 31, 2013. This decrease was mainly due to a significant reduction in working capital from accounts receivable. There was also an overall reduction in working capital of $349,303.
Cash flows provided by investing activities for the three months ended March 31, 2014 were $49,789 compared to cash used in investing activities of $(825,981) for the three months ended March 31, 2013.  The change primarily represents a decrease year over year in cash outflows related to investments in oil & gas properties of $862,097.
Cash flows provided by financing activities were $408,557 for the three months ended March 31, 2014 compared to $84,783 used in financing activities for the three months ended March 31, 2013.  For the three months ended March 31, 2014, the financing activity consisted primarily of issuance of 12% Convertible Debentures and the Secured Bridge Loans.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies
Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  Other than the clarification to our revenue recognition policy described below, there have been no significant changes in our critical accounting estimates and policies during the three months ended March 31, 2014.
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

•
Sale of oil and gas interests - As there is a very competitive market to purchase oil and gas lease interests, especially in newer oil and gas plays with increasing acreage costs, Sable may purchase undeveloped leasehold acreage from landowners and take title to the leasehold. However, holding the leasehold acreage is generally short term in nature (less than 90 days) as we only acquire the undeveloped property when an identified customer has already agreed to the 100% re-purchase of the leasehold acreage from Sable. Accordingly, we do not acquire the leasehold acreage on a speculative basis nor for our own development. There is no substantial performance obligation or retained interest by Sable as all land services have been performed and Sable sells 100% of the leasehold interest. The difference between the sale price and the amount (cost) paid for the lease by Sable is recognized as a gain on sale in accordance with ASC 932-360-55-8. Such gains are not deemed to be incidental or peripheral transactions as providing land services and facilitating the purchase of oil and gas leasehold interest for its customers are transactions that are part of Sable’s principal ongoing operations, thus reported within the Company’s revenues.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The information is not required under Regulation S-K for “smaller reporting companies.”
Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014.
Management's Report on Internal Control over Financial Reporting

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness relates to the monitoring and review of work performed by our accounting consultant in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Principal Accounting Officer and accounting consultants. A material weakness relates to minimal segregation of duties. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. We have hired a permanent accounting professional to serve as the Company's Principal Accounting Officer. As soon as practical, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed. Because of the material weakness described above, management concluded that, as of March 31, 2014, our internal control over financial reporting was not effective based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’).

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our chief executive officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II
Item 1.  Legal Proceedings
At March 31, 2014, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations.  In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.
Item 1A.  Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the Company’s Form 10-K for the year ended December 31, 2013.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of outstanding common shares.  The repurchases will be made from time-to-time on the open market at prevailing market prices.  The repurchase program is expected to continue over the next twelve months unless extended or shortened by the Board of Directors.  The timing and amount of any repurchase will depend on economic and market conditions, the trading price and other factors and any purchases will be executed in compliance with applicable laws and regulations.  The plan does not obligate the Company to acquire any particular amount of common stock and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.  The share repurchase program will be funded with the Company’s available working capital.  During the three months ended March 31, 2014 we did not have any purchases of the Company’s common stock pursuant to the stock repurchase program.
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debentures") to fund our ongoing working capital needs. Terms of the 12% Convertible Debentures were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.75 per share of the Company's common stock; (iii) each unit included a three-year warrant to purchase up to 30,000 shares of the Company's common stock at an exercise price of $0.75 per share for a period of three years from the effective date of the warrant; and, (iv) an anti-dilution provision that requires a reduction in the conversion price should subsequent at-market issuances of the Company’s common stock be issued below the stated conversion price. As of March 31, 2014, we had raised $250,000 under the 12% Convertible Debenture offering including warrants to purchase up to 75,000 shares of the Company's common stock. The proceeds were used to fund drilling and exploration costs along with general corporate overhead.

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
Michael K. Galvis
Chief Executive Officer

September 30, 2014

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
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
CERTIFICATIONS
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

Dated this 30th day of September, 2014
/s/ Michael K. Galvis
Michael K. Galvis
Chief Executive Officer

Exhibit 31.2
CERTIFICATIONS
I, James D. Parker, certify that:

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

Dated this 30th day of September, 2014

/s/ James D. Parker

James D. Parker
Vice President and Controller

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
The undersigned, who are the Chief Executive Officer and Controller of NYTEX Energy Holdings, Inc. (the “Company”), each hereby certify as follows:
The Quarterly Report on Form 10-Q of the Company (the “Report”), which accompanies this Certificate, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 30th day of September, 2014

/s/ Michael K. Galvis
Michael K. Galvis
Chief Executive Officer

/s/ James D. Parker
James D. Parker
Vice President and Controller