Form 10-Q
period 2014-06-30
NYTEX Energy Holdings, Inc.
filed 2014-10-24
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of September 30, 2014, the registrant had 34,879,168 shares of common stock outstanding.

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

PART I
Item 1.  Financial Statements
NYTEX ENERGY HOLDINGS, INC.
Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$890,359	$93,728
Accounts receivable, net	303,891	76,696
Prepaid expenses and other	36,363	82,027
Total current assets	1,230,613	252,451

Restricted cash	3,120,026	3,119,949
Oil & gas properties and equipment, net	1,144,926	934,486
Deposits and other	56,134	56,134

Total assets	$5,551,699	$4,363,020

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$479,865	$597,830
Revenues payable	60,511	7,837
Debt - current portion	294,171	289,891
Total current liabilities	834,547	895,558

Other liabilities:
Debt	958,816	128,807
Derivative liabilities	2,510	2,510
Asset retirement obligation	7,199	7,199

Total liabilities	1,803,072	1,034,074

Commitments and contingencies

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; and redemption value of 3,724,004 at June 30, 2014 and December 31, 2013	3,724,004	3,724,004

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 35,880,209 shares issued and 34,879,168 outstanding at June 30, 2014 and 27,729,736 shares issued and 26,728,695 outstanding at December 31, 2013	35,879	27,730
Additional paid-in capital	21,632,150	20,615,409
Treasury stock, at cost: 1,001,041 shares at June 30, 2014 and December 31, 2013	(1,860,233)	(1,860,233)
Accumulated deficit	(19,777,979)	(19,172,770)
Accumulated other comprehensive loss	(5,194)	(5,194)
Total stockholders’ equity (deficit)	24,623	(395,058)

Total liabilities and stockholders’ equity (deficit)	$5,551,699	$4,363,020
See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Land services	$185,617	$—	$186,691	$330,382
Oil and gas sales	159,695	55,277	207,828	174,468
Sale of oil and gas interests	19,292	116,002	46,552	116,002
Total revenues	364,604	171,279	441,071	620,852

Operating expenses:
Oil & gas lease operating expenses	29,888	31,855	67,001	138,873
Exploration	—	—	30,950	$—
Depreciation, depletion, and amortization	17,638	15,927	27,574	20,989
Selling, general, and administrative expenses	439,650	633,673	802,040	1,628,474
Total operating expenses	487,176	681,455	927,565	1,788,336

Loss from operations	(122,572)	(510,176)	(486,494)	(1,167,484)

Other income (expense):
Interest and dividend income	78	1,088	155	8,420
Loss on sale of securities	—	(1,797)	—	(1,212)
Interest expense	(41,488)	(17,447)	(118,870)	(35,806)
Total other expense	(41,410)	(18,156)	(118,715)	(28,598)

Loss before income taxes	(163,982)	(528,332)	(605,209)	(1,196,082)
Income tax benefit (provision)	—	(48,463)	—	(50,273)

Net loss	$(163,982)	$(576,795)	(605,209)	(1,246,355)

Basic and diluted earnings per share:
Net loss	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average shares outstanding
Basic and diluted	27,745,915	26,706,239	27,255,330	26,681,948

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss to common stockholders	$(163,982)	$(576,795)	$(605,209)	$(1,246,355)

Other comprehensive income
Unrealized holding loss on securities available for sale	—	(21,811)	—	(24,507)

Other comprehensive loss	—	(21,811)	—	(24,507)

Comprehensive loss to common stockholders	$(163,982)	$(598,606)	$(605,209)	$(1,270,862)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amounts		Shares	Amounts			Total

Balance at December 31, 2013	27,729,736	$27,730	$20,615,409	1,001,041	$(1,860,233)	$(19,172,770)	$(5,194)	$(395,058)

Shares issued with promissory notes	112,500	112	11,137					11,249
Share based compensation	24,071	23	(1,614)					(1,591)
Warrants issued with debentures			13,494					13,494
Issuance of common stock	8,013,902	8014	993,724					1,001,738

Comprehensive loss:
Net loss						(605,209)		(605,209)
Comprehensive loss to common stockholders								(605,209)

Balance at June 30, 2014	35,880,209	$35,879	$21,632,150	1,001,041	$(1,860,233)	$(19,777,979)	$(5,194)	$24,623

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(605,209)	$(1,246,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	27,574	20,784
Share-based compensation	(1,591)	46,513
Share-based debt issuance costs	11,249	—
Accretion of discount on asset retirement obligations	—	205
Amortization of debt discount	33,511	32,898
Gain on sale of oil and gas interest	(27,260)	(116,002)
Loss on sale of securities and other	—	1,212
Change in working capital:
Accounts receivable	(227,195)	1,071,909
Inventories	—	—
Prepaid expenses and other	45,664	(26,046)
Accounts payable and accrued expenses	(117,965)	498,039
Deposits held in trust	—	197,586
Revenues payable	52,674	137,428

Net cash provided by (used in) operating activities	(808,548)	618,171

Cash flows from investing activities:
Additions to property and equipment	—	(39,171)
Proceeds from sale of oil and gas properties	67,238	740,048
Investments in oil and gas properties	(277,992)	(1,335,858)
Restricted cash	(77)	(272)
Purchase of marketable securities	—	(5,656)

Net cash used in investing activities	(210,831)	(640,909)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,001,738	—
Issuance of 12% convertible debentures	900,000	—
Redemption of Series A convertible preferred stock	—	(999,958)
Purchase of treasury shares	—	(343)
Borrowings under notes payable	200,000	—
Payments on notes payable	(285,728)	(153,344)

Net cash provided by (used in) financing activities	1,816,010	(1,153,645)

Net increase (decrease) in cash and cash equivalents	796,631	(1,176,383)
Cash and cash equivalents at beginning of period	93,728	1,484,386

Cash and cash equivalents at end of period	$890,359	$308,003
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

Basis of Presentation

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  These financial statements include the accounts of Sable and entities in which it holds a controlling interest.  All intercompany accounts and transactions have been eliminated in consolidation.  Certain prior-period amounts have been reclassified to conform to the current year classification.
The interim financial data as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.  The consolidated results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.
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
Liquidity
We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements, including cash requirements that may be due under existing debt obligations as well as amounts due to our vendors in the normal course of business. For the six months ended June 30, 2014, we incurred a net loss of $605,209, and have an accumulated deficit totaling $19,777,979, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.
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
Restricted cash
On May 4, 2012, (the “Closing Date”), we entered into an agreement with a third party, FDF Resources Holdings LLC
(the” Purchaser”), which resulted in the sale of 100% of the outstanding interests of FDF. The total consideration for the sale was $62.5 million. In accordance with the Merger Agreement, $6,250,000 of the total consideration was set aside to be held in escrow and is reported as restricted cash on the accompanying consolidated balance sheets. The funds held in escrow are subject to

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

distribution in accordance with terms set forth in the Merger Agreement including final closing date net working capital. As of June 30, 2014 the balance of $3,120,026 remains for redemption of the Series A convertible preferred stock within the next year.

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

NOTE 2.	PROPERTY AND EQUIPMENT
Property and equipment, which includes our oil and gas properties at June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
Oil and gas properties - unproved	$478,762	$388,937
Oil and gas properties - proved	832,736	684,560
Total oil and gas properties	1,311,498	1,073,497
Furniture, fixtures, and equipment	138,378	138,378
Total property and equipment	1,449,876	1,211,875
Accumulated DD&A	(304,950)	(277,389)
Property and equipment, net	$1,144,926	$934,486

Depreciation, depletion & amortization related to our property and equipment was $27,574 and $20,989 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 3.	DERIVATIVE LIABILITIES
At June 30, 2014, we had one derivative liability on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock.  The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock includes an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share.  Accordingly, we consider the warrants to be a derivative.  As a result, the fair value of this derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At both June 30, 2014 and December 31, 2013, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $2,510.
Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three and six months ended June 30, 2014 and 2013, and are not taxable or deductible for income tax purposes.

NOTE 4.	DEBT

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

A summary of our outstanding debt obligations as of June 30, 2014 and December 31, 2013 is presented as follows:

	June 30, 2014	December 31, 2013
12.0% Convertible Debentures	$887,119	$—
Secured Bridge Loan	5,000	—
Promissory Note (non-interest bearing, net of discount) due October 2015	203,608	200,051
Promissory Note (non-interest bearing, net of discount) due December 2015	135,819	160,969
5.74% Insurance Financing due August 2014	11,679	45,211
7.5% Secured Equipment Loan due March 2016	9,762	12,467

Total debt	1,252,987	418,698
Less: current maturities	(294,171)	(289,891)

Total long-term debt	$958,816	$128,807

Carrying values in the table above include net unamortized debt discount of $97,296 and $117,313 as of June 30, 2014 and December 31, 2013, respectively, which is amortized to interest expense over the terms of the related debt.
12% Convertible Debentures
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debentures") to fund our ongoing working capital needs. Terms of the 12% Convertible Debentures were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.75 per share of the Company's common stock; (iii) each unit included a three-year warrant to purchase up to 30,000 shares of the Company's common stock at an exercise price of $0.75 per share for a period of three years from the effective date of the warrant; and, (iv) an anti-dilution provision that requires a reduction in the conversion price should subsequent at-market issuances of the Company’s common stock be issued below the stated conversion price. The offering was subsequently extended to $2,000,000 with the terms modified as follows: (i) convertible at any time prior to maturity at $0.50 per share of the Company's common stock; (ii) each unit included a three-year warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of three years from the effective date of the warrant. One unit was issued with a maturity of one year from the date of issuance. As of June 30, 2014, we had raised $900,000 under the 12% Convertible Debenture offering including warrants to purchase up to 390,000 shares of the Company's common stock.

The sale of common stock on June 20, 2014 was a "Subsequent Equity Sale" as defined in the 12% Convertible Debentures wherein the stated conversion price of the debenture to common stock is adjusted. As a result the debentures issued prior to March 31, 2014 with a stated conversion price of $0.75 were adjusted to a $0.64 conversion price. Debentures issued after March 31, 2014 and before June 20, 2014 with a stated conversion price of $0.50 were adjusted to a $0.43 conversion price. As of September 30, 2014 the Company has raised $1,375,000 under the 12% Convertible Debentures offering including warrants to purchase up to 532,500 shares of the Company's common stock.

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
In February 2014, we entered into two $100,000 secured bridge loans ("Secured Bridge Loans") with two unrelated third parties to provide working capital to the Company. Under the terms of the Secured Bridge Loans, principal was due in forty days with interest payable at 18%, plus an accommodation fee, such that combined with the interest due and payable, a sum equal to $20,000 plus 25,000 shares of the Company's common stock was paid. In March 2014, in consideration of the issuance of an additional 25,000 shares of the Company's common stock, the maturity date of both Secured Bridge Loans was extended. In April 2014, the Company made a partial payment totaling $140,000 on the Secured Bridge Loans. In May 2014, one of the Secured

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Bridge Loans was paid in full. At June 30, 2014, amounts due under the remaining Secured Bridge Loan totaled $25,700, of which $20,700 represents accrued and unpaid interest.
In connection with the acquisition of Francis Drilling Fluids, Inc. ("FDF"), on November 23, 2010, we issued a promissory note payable to a former interest holder of FDF in the face amount of $750,000.  The note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015.  At June 30, 2014 and December 31, 2013, we have recorded the note as a discounted debt of $203,608 and $200,051 respectively, using an imputed interest rate of 9%.
In November 2013, we entered into a promissory note with a third party to finance premiums related to certain insurance policies.  The promissory note bears an annual interest rate of 5.7% with principal and interest payments of $8,109 due monthly through maturity in August 2014.
In December 2012, we entered into an unsecured, non-interest bearing promissory note with a former vendor in the amount of $342,500 as a settlement for outstanding payables due to the former vendor.  The promissory note required an initial payment of $75,000 with monthly payments of $7,431 due through maturity, on December 31, 2015.  At June 30, 2014 and December 31, 2013, we have recorded the promissory note as a discounted debt of $135,819 and $160,969, respectively, using an imputed interest rate of 7.5%.
We also have a secured equipment loan outstanding that requires a monthly principal and interest payment based on a fixed interest rate of 7.5% and matures in March of 2016.

NOTE 5.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space and office equipment under non-cancelable operating leases which provide for minimum annual rentals.  At June 30, 2014, future minimum obligations under these lease agreements are as follows:

July 1, 2014 to December 31, 2014	$59,676
2015	146,193
2016	134,534
2017	58,230
2018	—
Thereafter	—
$398,633

Total lease rental expense for the six months ended June 30, 2014 and 2013 was $43,781 and $43,876 respectively.
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
The authorized capital of Sable consists of 200 million shares of common stock, par value $0.001 per share, and 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share.  The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.  Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.  For the three and six months ended June 30, 2014, we did not issue any shares of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.
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
Treasury Stock
In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of our then outstanding common shares.  The repurchases were made from time-to-time on the open market at prevailing market prices.  The repurchase program continued for twelve months and has now been suspended.  The 12%

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Convertible Debentures restrict the Company to de minimus repurchases as long as the debentures are outstanding. There were no repurchases during the three and six months ended June 30, 2014.
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
A summary of warrant activity for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30,
	2014		2013
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,748,690	$1.18	4,748,690	$1.18
Issued	390,000	0.49	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of period	5,138,690	$1.13	4,748,690	$1.18

The following table shows the weighted average assumptions used in the Black-Scholes calculation of the fair value of the warrants issued in the six months ended June 30, 2014:

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
In March 2013, the Company granted to its executive officers, Board of Directors, and certain key employees nonqualified stock options and restricted stock under the 2013 Equity Incentive Plan. Nonqualified stock options to purchase an aggregate 227,000 shares of the Company’s common stock at $0.42 per share were awarded; these options vest ratably over a service period of three years.  A total of 136,200 shares of restricted stock were granted and such awards vest over a three years period.  The total grant date fair value of all of these awards was approximately $101,000.  At June 30, 2014, the unrecognized stock-based compensation expense related to all awards which is expected to be recognized over a weighted average period of 1.5 years is approximately $16,484.
Stock Options
We utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes our stock option activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term - Years
Outstanding, December 31, 2013	209,000	$0.42	$0.19
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled / Forfeited	(89,000)	$0.42	$0.19
Outstanding, June 30, 2014	120,000	$0.42	$0.19	8.7
Options exercisable at June 30, 2014	40,000	$0.42	$0.19	8.7

Restricted stock
Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions.  The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods.  Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred.
The following table summarizes our restricted stock activity for the six months ended June 30, 2014

	Shares	Wtd Avg Grant-Date Fair Value
Nonvested, December 31, 2013	95,800	$0.44
Granted	—	$—
Vested	(35,000)	$0.42
Canceled / Forfeited	(50,800)	$0.46
Nonvested, June 30, 2014	10,000	$0.42

The following table summarizes our Stock based compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Stock options	$1,922	$7,940	$5,235	$8,300
Restricted stock	1,050	9,015	7,689	46,000
Forfeitures	(10,068)	(7,813)	(14,515)	$(7,813)
Total Stock based compensation	$(7,096)	$9,142	$(1,591)	$46,487

NOTE 8.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, derivative liabilities, and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.  The carrying value of certain long-term debt instruments approximates fair value since these instruments bear market rates of interest. Additional non-interest bearing long-term instruments have been reduced by a market interest rate. They approximate fair value as a result of this imputed interest.

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

As discussed in Note 3, we consider the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets.  We value the derivative liabilities using a Monte Carlo simulation, which contains significant unobservable, or Level 3, inputs.  The use of valuation techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock.  At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock.  In estimating the fair value, we estimated future volatility by considering the historic volatility of the stock of a selected peer group over a five year period.

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of June 30, 2014 we did not hold any available-for-sale securities. As of June 30, 2013, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Fair Value
Available For Sale		Gains	Losses
Fixed-income mutual funds	$504,578	$—	$19,313	$485,265
Money-market funds	$12,804	$—	$—	$12,804

	$517,382	$—	$19,313	$498,069

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2014	Carrying Amount	Level 1	Level 2	Level 3
Marketable securities	$—	$—	$—	$—
Derivative liabilities	$2,510	$—	$—	$2,510

June 30, 2013	Carrying Amount	Level 1	Level 2	Level 3
Marketable securities	$498,069	$498,069	$—	$—
Derivative liabilities	$2,510	$—	$—	$2,510
Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2013	$2,510
Change in derivative liabilities	—
Issuance of warrant derivative	—
Balance, June 30, 2014	$2,510

Balance, December 31, 2012	$2,510
Change in derivative liabilities	—
Issuance of warrant derivative	—
Balance, June 30, 2013	$2,510

NOTE 9.	INCOME TAXES
Income tax provision for the six months ended June 30, 2014 and 2013 was $0 and $50,273, respectively.  At June 30, 2014; we had deferred income tax assets of $9,856,120 and a valuation allowance of $9,679,123 resulting in an estimated recoverable amount of deferred income tax assets of $176,996.  This reflects a net increase of the valuation allowance of $201,881 from the December 31, 2013 balance of $9,477,242.  At June 30, 2014, we had deferred income tax liabilities of $176,996.
The balance of the valuation allowance as of June 30, 2014 and December 31, 2013 was $9,679,123 and $9,477,242, respectively.  The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

NOTE 10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Additional cash flow information was as follows for the six months ended June 30, 2014 and 2013:

	2014	2013
Supplemental disclosures of cash flow information:
Total cash paid for interest	$53,409	$2,908
Total cash paid for taxes	$—	130,000

	2014	2013
Supplemental disclosure of non-cash information:
Warrants issued	$13,494	$—

NOTE 11.  SUBSEQUENT EVENTS

On October 15, 2014, the Company completed the acquisition of 19,881 acres held by production in the Fort Worth Basin at a purchase price of $9,250,000 from Upham Oil & Gas Co., L.P. of Mineral Wells, Texas. The acquisition was financed primarily by issuance of Secured Notes up to a maximum of $15,000,000; bearing interest at the rate of 13% per annum with a maturity in three years. In addition, each Secured Lender will receive (i) a 3.0% overriding royalty interest effective at closing, (ii) on the date that the principal and interest on the Secured Notes is paid in full a record assignment of such Secured Lender's pro rata share of a 33.33% working interest.

RKJ Holdings, LLC is one of the Lenders under the Loan Agreement as of October 14, 2014. RKJ Holdings, LLC is owned and managed by Mr. Cory R. Hall, the President and Chief Operating Officer of Sable and a member of the Sable Board of Directors. As a Lender, RKJ Holdings loaned Sable $2,850,000 at closing.
In connection with the transactions described above, effective October 14, 2014, Sable issued warrants (the “Warrants”) exercisable for approximately 4,895,000 shares of common stock of Sable to the Lenders on such date, at an exercise price of $0.50 per share, in consideration of the distribution of the Loan proceeds to Sable, pursuant to warrant agreements with each of the Lenders. As a Lender, Mr. Hall’s entity, RKJ Holdings, LLC was issued warrants to purchase 1,567,500 shares of NYTEX common stock as part of the transactions contemplated by the Loan Agreement.
Each of the Warrants issued on October 14, 2014 in connection with the transactions contemplated by the Loan Agreement are exercisable for a two year period beginning on October 14, 2014 and ending on October 14, 2016.

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

Results of Operations
Selected Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Financial Results
Revenues - Land Lease	$185,617	$—	$186,691	$330,382
Revenues - Oil and Gas sales	159,695	55,277	207,828	174,468
Revenues - Sale of oil and gas interests	19,292	116,002	46,552	116,002

Total revenues	364,604	171,279	441,071	620,852

Total operating expenses	487,176	681,455	927,565	1,788,336
Total other expense	(41,410)	(18,156)	(118,715)	(28,598)

Loss before income taxes	(163,982)	(528,332)	(605,209)	(1,196,082)
Income tax benefit (provision)	—	(48,463)	—	(50,273)

Net loss	$(163,982)	$(576,795)	$(605,209)	$(1,246,355)

Operating Results

Consolidated Adjusted EBITDA(1)	$(104,856)	$(493,161)	$(458,765)	$(1,138,075)

________________________________________________________
(1)See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.
Three months ended June 30, 2014 compared to the three months ended June 30, 2013
Revenues.  Revenues increased $193,325 for the three months ended June 30, 2014, compared to the prior year period. This was primarily due to an increase in land services revenue of $185,617.  The increase in land services revenue is directly related to the timing of our ability to identify oil and gas leasehold properties to be acquired by our customers, and the timing and availability of our customer’s capital budget expenditures.  Revenues from Oil & gas sales also increased by $104,418 as our production volumes increased in the spring as problems experienced during the winter were resolved. The increase in land services revenue and Oil & gas sales was partially offset by an decrease in the sale of oil and gas interests of $96,710.  We anticipate revenues from land services and sale of oil and gas interests will decrease over time as we continue to focus on opportunities to retain, explore and operate properties in resource plays primarily in West Texas.
Oil & gas lease operating expenses.  Lease operating expenses decreased slightly by $1,967 for the three months ended June 30, 2014 compared to three months ended June 30, 2013.  Although revenues increased during the period due in part to the above mentioned resolution of production problems, lease operating expense was virtually unchanged.
Exploration.  There were no exploration costs incurred for the three months ended June 30, 2014 or the prior period.
Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) for the three months ended June 30, 2014, increased $1,711 over the prior period due to the addition of the Newman and Coley wells.
Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses decreased $194,023 for the three months ended June 30, 2014 compared to the prior year three months ended June 30, 2013.  This decrease was due to an overall decrease in professional fees and expenses including accounting and legal costs, and decreases in payroll related costs due in part to a decrease in personnel.  SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, and insurance costs.
Interest expense.  Interest expense increased $24,041 for the three months ended June 30, 2014 compared to the prior year period primarily due to the addition of the 12% convertible debentures and the Secured Bridge Loans.  Interest expense was $41,488 for the three months ended June 30, 2014 compared to $17,447 for the same period in the prior year.

Income tax provision.  The income tax provision for the three months ended June 30, 2014 and 2013 of $0 and $48,463, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.  The provision is due to limitations placed on our ability to fully offset taxable income by available net operating loss carryforwards.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013
Revenues.  Revenues decreased $179,781 for the six months ended June 30, 2014, compared to the prior year period. This was primarily due to a decrease from land services revenue of $143,691 for the six months ended June 30, 2014, compared to the prior year period.  The decrease in land services revenue is directly related to the timing of our ability to identify oil and gas leasehold properties to be acquired by our customers, and the timing and availability of our customer’s capital budget expenditures.  Revenues from Sale of oil & gas interests also decreased by $69,450 for the same reasons. The decrease in land services revenue and Sale of oil & gas interests was partially offset by an increase in Oil & gas sales of $33,360 as our production volumes increased in the spring as problems experienced during the winter were resolved.  We anticipate revenues from land services and sale of oil and gas interests will decrease over time as we continue to focus on opportunities to retain, explore and operate properties in resource plays primarily in West Texas.
Oil & gas lease operating expenses.  Lease operating expenses decreased $71,872 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The decrease corresponds to the above mentioned production problems experienced during the first quarter of 2014 as compared to the same period in the prior year.
Exploration.  Exploration costs for the six months ended June 30, 2014 has increased $30,950 over the prior period due to the shift in focus towards retaining and developing properties.
Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) for the six months ended June 30, 2014, increased $6,585 over the prior period due to the addition of the Newman and Coley wells.
Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses decreased $826,434 for the six months ended June 30, 2014 compared to the prior year six months ended June 30, 2013.  This decrease was due to an overall decrease in professional fees and expenses including accounting and legal costs, and decreases in payroll related costs due in part to a decrease in personnel.  SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, and insurance costs.
Interest expense.  Interest expense increased $83,064 for the six months ended June 30, 2014 compared to the prior year period primarily due to the addition of the 12% convertible debentures and the Secured Bridge Loans.  Interest expense was $118,870 for the six months ended June 30, 2014 compared to $35,806 for the same period in the prior year.
Income tax provision.  The income tax provision for the six months ended June 30, 2014 and 2013 of $0 and $50,273, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.  The provision is due to limitations placed on our ability to fully offset taxable income by available net operating loss carryforwards.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2013	2012
Reconciliation of Adjusted EBITDA to GAAP Net Loss:
Net loss	$(163,982)	$(576,795)	$(605,209)	$(1,246,355)

Income tax expense (benefit)	—	48,463	—	50,273
Interest expense	41,488	17,447	118,870	35,806
DD&A	17,638	15,927	27,574	20,989
Gain on sale of securities	—	1,797	—	1,212

Consolidated Adjusted EBITDA	$(104,856)	$(493.161)	$(458.765)	$(1,138.075)
Liquidity and Capital Resources
Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of June 30, 2014, we have cash and marketable securities, less the cash portion of deposits held in trust, totaling $890,359. However, if we do not generate sufficient cash flow from operations, we will need to raise additional capital through equity and/or debt financings to support and expand our drilling activities until such time as we fully implement our plan of future operations and generate sufficient cash flow.

Cash Flows
The following table summarizes our cash flows and has been derived from our unaudited financial statements for the three months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Cash flow provided by (used in) operating activities	(808,548)	618,171
Cash flow provided by (used in) investing activities	(210,831)	(640,909)
Cash flow provided by (used in) financing activities	1,816,010	(1,153,645)

Net increase (decrease) in cash and cash equivalents	796,631	(1,176,383)
Beginning cash and cash equivalents	93,728	1,484,386

Ending cash and cash equivalents	$890,359	$308,003

Cash flows from operating activities decreased for the six months ended June 30, 2014 by $1,426,719 compared to cash flows from operating activities for the six months ended June 30, 2013. This decrease was mainly due to a significant reduction in working capital from accounts receivable. There was also an overall reduction in working capital of $1,039,173.
Cash flows used in investing activities for the six months ended June 30, 2014 decreased by $430,078 compared to the six months ended June 30, 2013.  The change primarily represents a decrease year over year in cash outflows related to investments in oil & gas properties of $1,057,866 partially offset by a $672,810 decrease in cash inflows from the sale of oil & gas properties.
Cash flows provided by financing activities increased by $2,969,655 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The increase was due to the $900,000 provided by the issuance of 12% Convertible debentures and the $1,001,738 sale of Common stock in the six months ended June 30, 2014 as opposed to the $999,958 used in the redemption of Preferred stock in the six months ended June 30, 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies
Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  Other than the clarification to our revenue recognition policy described below, there have been no significant changes in our critical accounting estimates and policies during the six months ended June 30, 2014.
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
Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014.
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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness relates to the monitoring and review of work performed by our accounting consultant in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Principal Accounting Officer and accounting consultants. A material weakness relates to minimal segregation of duties. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. We have hired a permanent accounting professional to serve as the Company's Principal Accounting Officer. As soon as practical, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed. Because of the material weakness described above, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’).

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
Item 1.  Legal Proceedings
At June 30, 2014, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations.  In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.
Item 1A.  Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the Company’s Form 10-K for the year ended December 31, 2013.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debentures") to fund our ongoing working capital needs. Terms of the 12% Convertible Debentures were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.75 per share of the Company's common stock; (iii) each unit included a three-year warrant to purchase up to 30,000 shares of the Company's common stock at an exercise price of $0.75 per share for a period of three years from the effective date of the warrant; and, (iv) an anti-dilution provision that requires a reduction in the conversion price should subsequent at-market issuances of the Company’s common stock be issued below the stated conversion price. As of June 30, 2014, we had raised $900,000 under the 12% Convertible Debenture offering including warrants to purchase up to 390,000 shares of the Company's common stock. The proceeds were used to fund drilling and exploration costs along with general corporate overhead.

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

October 24, 2014

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

Dated this 24th day of October, 2014
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

Dated this 24th day of October, 2014

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

Dated this 24th day of October, 2014

/s/ Michael K. Galvis
Michael K. Galvis
Chief Executive Officer

/s/ James D. Parker
James D. Parker
Vice President and Controller