Form 10-Q
period 2014-09-30
NYTEX Energy Holdings, Inc.
filed 2014-11-13
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2014, the registrant had 34,879,168 shares of common stock outstanding.

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

PART I
Item 1.  Financial Statements
NYTEX ENERGY HOLDINGS, INC.
Consolidated Balance Sheets

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$125,730	$93,728
Accounts receivable, net	265,694	76,696
Prepaid expenses and other	19,849	82,027
Total current assets	411,273	252,451

Restricted cash	3,120,183	3,119,949
Oil & gas properties and equipment, net	1,217,413	934,486
Deposits and other	1,024,797	56,134

Total assets	$5,773,666	$4,363,020

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$580,723	$597,830
Accounts payable - related party	500,000	—
Revenues payable	76	7,837
Debt - current portion	292,232	289,891
Total current liabilities	1,373,031	895,558

Other liabilities:
Debt	1,361,836	128,807
Derivative liabilities	2,510	2,510
Asset retirement obligation	7,199	7,199

Total liabilities	2,744,576	1,034,074

Commitments and contingencies

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; and redemption value of 3,724,004 at September 30, 2014 and December 31, 2013	3,724,004	3,724,004

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 35,880,209 shares issued and 34,879,168 outstanding at September 30, 2014 and 27,729,736 shares issued and 26,728,695 outstanding at December 31, 2013	35,879	27,730
Additional paid-in capital	21,668,751	20,615,409
Treasury stock, at cost: 1,001,041 shares at September 30, 2014 and December 31, 2013	(1,860,233)	(1,860,233)
Accumulated deficit	(20,534,117)	(19,172,770)
Accumulated other comprehensive loss	(5,194)	(5,194)
Total stockholders’ equity (deficit)	(694,914)	(395,058)

Total liabilities and stockholders’ equity (deficit)	$5,773,666	$4,363,020
See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Land services and other	$612	$13,420	$187,303	$343,802
Oil and gas sales	124,833	78,587	332,661	253,055
Sale of oil and gas interests	15,710	128,188	62,262	244,190
Total revenues	141,155	220,195	582,226	841,047

Operating expenses:
Oil & gas lease operating expenses	31,889	43,113	98,890	181,986
Exploration	21,693	—	52,643	—
Depreciation, depletion, and amortization	17,639	19,312	45,213	40,300
Selling, general, and administrative expenses	772,069	618,017	1,574,109	2,246,491
Total operating expenses	843,290	680,442	1,770,855	2,468,777

Loss from operations	(702,135)	(460,247)	(1,188,629)	(1,627,730)

Other income (expense):
Interest and dividend income	79	1,826	234	10,245
Loss on disposal of assets	—	(154,178)	—	(158,065)
Loss on sale of securities	—	(20,042)	—	(17,367)
Interest expense	(54,082)	(18,091)	(172,952)	(53,895)
Total other expense	(54,003)	(190,485)	(172,718)	(219,082)

Loss before income taxes	(756,138)	(650,732)	(1,361,347)	(1,846,812)
Income tax benefit (provision)	—	155,681	—	105,408

Net loss	$(756,138)	$(495,051)	(1,361,347)	(1,741,404)

Basic and diluted earnings per share:
Net loss	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Weighted average shares outstanding
Basic and diluted	34,879,168	26,725,999	29,824,534	26,696,792

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss to common stockholders	$(756,138)	$(495,051)	$(1,361,347)	$(1,741,404)

Other comprehensive income
Unrealized holding gain (loss) on securities available for sale	—	14,119	—	(10,388)

Other comprehensive loss	—	14,119	—	(10,388)

Comprehensive loss to common stockholders	$(756,138)	$(480,932)	$(1,361,347)	$(1,751,792)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amounts		Shares	Amounts			Total

Balance at December 31, 2013	27,729,736	$27,730	$20,615,409	1,001,041	$(1,860,233)	$(19,172,770)	$(5,194)	$(395,058)

Shares issued with promissory notes	112,500	112	11,137					11,249
Share based compensation	24,071	23	8,047					8,070
Warrants issued with debentures			40,434					40,434
Issuance of common stock	8,013,902	8,014	993,724					1,001,738

Comprehensive loss:
Net loss						(1,361,347)		(1,361,347)
Comprehensive loss to common stockholders								(1,361,347)

Balance at September 30, 2014	35,880,209	$35,879	$21,668,751	1,001,041	$(1,860,233)	$(20,534,117)	$(5,194)	$(694,914)

See accompanying Notes to Consolidated Financial Statements

NYTEX ENERGY HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,361,347)	$(1,741,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	45,213	39,898
Share-based compensation	8,070	58,087
Share-based debt issuance costs	11,249	—
Accretion of discount on asset retirement obligations	—	402
Amortization of debt discount	51,202	49,347
Gain on sale of oil and gas interest	(32,970)	(244,190)
Loss on disposal of assets	—	158,065
Loss on sale of securities	—	17,367
Change in working capital:
Accounts receivable	(188,998)	1,013,972
Prepaid expenses and other	62,178	(5,369)
Accounts payable and accrued expenses	482,893	490,467
Deposits held in trust	—	170,045
Revenues payable	(7,761)	340,792

Net cash provided by (used in) operating activities	(930,271)	347,479

Cash flows from investing activities:
Earnest money paid on property acquisition	(968,663)	—
Proceeds from sale of oil and gas properties	89,028	988,938
Investments in oil and gas properties	(384,198)	(1,593,416)
Restricted cash	(234)	153,798
Purchase of marketable securities	—	(8,125)

Net cash used in investing activities	(1,264,067)	(458,805)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,001,738	—
Issuance of 12% convertible debentures	1,375,000	—
Redemption of Series A convertible preferred stock	—	(999,958)
Purchase of treasury shares	—	(343)
Borrowings under notes payable	200,000	216,645
Payments on notes payable	(350,398)	(238,630)

Net cash provided by (used in) financing activities	2,226,340	(1,022,286)

Net increase (decrease) in cash and cash equivalents	32,002	(1,133,612)
Cash and cash equivalents at beginning of period	93,728	1,484,386

Cash and cash equivalents at end of period	$125,730	$350,774
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
The interim financial data as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.  The consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.
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
Liquidity
We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements, including cash requirements that may be due under existing debt obligations as well as amounts due to our vendors in the normal course of business. For the nine months ended September 30, 2014, we incurred a net loss of $1,361,347, and have an accumulated deficit totaling $20,534,117, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.
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
Restricted cash
On May 4, 2012, (the “Closing Date”), we entered into an agreement with a third party, FDF Resources Holdings LLC
(the” Purchaser”), which resulted in the sale of 100% of the outstanding interests of FDF. The total consideration for the sale was $62.5 million. In accordance with the Merger Agreement, $6,250,000 of the total consideration was set aside to be held in escrow and is reported as restricted cash on the accompanying consolidated balance sheets. The funds held in escrow are subject to distribution in accordance with terms set forth in the Merger Agreement including final closing date net working capital. As of

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

September 30, 2014 the balance of $3,120,183 remains for redemption of the Series A convertible preferred stock within the next year.

Deposits and other

Deposits and other at September 30, 2014 includes $968,663 in earnest money paid for the acquisition of property.

Due to related party

On August 27, 2014 the Company received a loan from Cory R. Hall, President in the amount of $500,000 to secure an extension on the closing date for the acquisition of property until October 15, 2014. The loan will be due when the Company closes the financing of the acquisition and is at zero interest.

Loss on disposal of assets

On April 30, 2013, the Company elected to cease the operations of its staffing services business, Petro Staffing Group, LLC. We recognized an net after-tax loss of approximately $114,000 from the disposition transaction, which represents the excess of the book value of the assets disposed over our investment in Petro Staffing Group, LLC.

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

Earnings Per Common Share

Basic earnings per share amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated using the treasury stock method to reflect the potential dilution that could occur if dilutive share-based instruments were exercised. There is no dilution effect on earnings due to the net loss for the period, however the Company has the following potentially dilutive securities outstanding:

September 30, 2014
Warrants	5,376,190
Stock Options	40,000
Restricted Stock	35,000
Series A Convertible Preferred Stock	3,724,004
9,175,194

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

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2.	PROPERTY AND EQUIPMENT
Property and equipment, which includes our oil and gas properties at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
Oil and gas properties - unproved	$540,682	$388,937
Oil and gas properties - proved	856,585	684,560
Total oil and gas properties	1,397,267	1,073,497
Furniture, fixtures, and equipment	142,734	138,378
Total property and equipment	1,540,001	1,211,875
Accumulated DD&A	(322,588)	(277,389)
Property and equipment, net	$1,217,413	$934,486

Depreciation, depletion & amortization related to our property and equipment was $45,213 and $40,300 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 3.	DERIVATIVE LIABILITIES
At September 30, 2014, we had one derivative liability on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock.  The agreement setting forth the terms of the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock includes an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share.  Accordingly, we consider the warrants to be a derivative.  As a result, the fair value of this derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At both September 30, 2014 and December 31, 2013, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $2,510.
Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013, and are not taxable or deductible for income tax purposes.

NOTE 4.	DEBT
A summary of our outstanding debt obligations as of September 30, 2014 and December 31, 2013 is presented as follows:

	September 30, 2014	December 31, 2013
12.0% Convertible Debentures	$1,336,421	$—
Promissory Note (non-interest bearing, net of discount) due October 2015	192,887	200,051
Promissory Note (non-interest bearing, net of discount) due December 2015	116,389	160,969
5.74% Insurance Financing due August 2014	—	45,211
7.5% Secured Equipment Loan due March 2016	8,371	12,467

Total debt	1,654,068	418,698
Less: current maturities	(292,232)	(289,891)

Total long-term debt	$1,361,836	$128,807

Carrying values in the table above include net unamortized debt discount of $106,545 and $117,313 as of September 30, 2014 and December 31, 2013, respectively, which is amortized to interest expense over the terms of the related debt.
12% Convertible Debentures
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debentures") to fund our ongoing working capital needs. Terms of the 12% Convertible Debentures were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.75 per share of the Company's common stock; (iii) each unit included a three-year warrant to purchase up to 30,000 shares of the Company's common stock at an exercise price of $0.75 per share for a period of three years from the effective date of the warrant; and, (iv) an anti-dilution provision that requires a reduction in the conversion price should at-market issuances of the Company’s common stock be issued below the stated conversion price prior to August 31, 2014. The offering was subsequently extended to $2,000,000 with the terms modified as follows: (i) convertible at any time prior to maturity at $0.50 per share of the Company's common stock; (ii) each unit included a three-year warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of three years from the effective date of the warrant. One unit was issued with a maturity of one year from the date of issuance. As of September 30, 2014, we had raised $1,375,000 under the 12% Convertible Debenture offering including warrants to purchase up to 627,500 shares of the Company's common stock.

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

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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
In February 2014, we entered into two $100,000 secured bridge loans ("Secured Bridge Loans") with two unrelated third parties to provide working capital to the Company. Under the terms of the Secured Bridge Loans, principal was due in forty days with interest payable at 18%, plus an accommodation fee, such that combined with the interest due and payable, a sum equal to $20,000 plus 25,000 shares of the Company's common stock was paid. In March 2014, in consideration of the issuance of an additional 25,000 shares of the Company's common stock, the maturity date of both Secured Bridge Loans was extended. In April 2014, the Company made a partial payment totaling $140,000 on the Secured Bridge Loans. In May 2014, one of the Secured Bridge Loans was paid in full, and in September 2014 the second Secured Bridge loan was paid in full.
In connection with the acquisition of Francis Drilling Fluids, Inc. ("FDF"), on November 23, 2010, we issued a promissory note payable to a former interest holder of FDF in the face amount of $750,000.  The note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015.  At September 30, 2014 and December 31, 2013, we have recorded the note as a discounted debt of $192,887 and $200,051 respectively, using an imputed interest rate of 9%.
In November 2013, we entered into a promissory note with a third party to finance premiums related to certain insurance policies.  The promissory note bears an annual interest rate of 5.7% with principal and interest payments of $8,109 due monthly through maturity in August 2014, when the note was paid in full.
In December 2012, we entered into an unsecured, non-interest bearing promissory note with a former vendor in the amount of $342,500 as a settlement for outstanding payables due to the former vendor.  The promissory note required an initial payment of $75,000 with monthly payments of $7,431 due through maturity, on December 31, 2015.  At September 30, 2014 and December 31, 2013, we have recorded the promissory note as a discounted debt of $116,389 and $160,969, respectively, using an imputed interest rate of 7.5%.
We also have a secured equipment loan outstanding that requires a monthly principal and interest payment based on a fixed interest rate of 7.5% and matures in March of 2016.

NOTE 5.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space and office equipment under non-cancelable operating leases which provide for minimum annual rentals.  At September 30, 2014, future minimum obligations under these lease agreements are as follows:

July 1, 2014 to December 31, 2014	$39,234
2015	146,193
2016	134,534
2017	58,230
2018	—
Thereafter	—
$378,191

Total lease rental expense for the nine months ended September 30, 2014 and 2013 was $69,845 and $64,932 respectively.
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
The authorized capital of Sable consists of 200 million shares of common stock, par value $0.001 per share, and 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share.  The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.  Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.  For the three and nine months ended September 30, 2014, we did not issue any shares of common stock related to conversions of the Company’s Series A Convertible Preferred Stock.
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
Treasury Stock
In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of our then outstanding common shares.  The repurchases were made from time-to-time on the open market at prevailing market prices.  The repurchase program continued for twelve months and has now been suspended.  The 12% Convertible Debentures restrict the Company to de minimus repurchases as long as the debentures are outstanding. There were no repurchases during the three and nine months ended September 30, 2014.
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
A summary of warrant activity for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30,
	2014		2013
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,748,690	$1.18	4,748,690	$1.18
Issued	627,500	0.54	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of period	5,376,190	$1.11	4,748,690	$1.18

The following table shows the weighted average assumptions used in the Black-Scholes calculation of the fair value of the warrants issued in the nine months ended September 30, 2014:

Volatility	114.12% - 129.19%
Risk-free interest rate	.69% - 1.04%
Expected life	2.85 Years
Fair value on grant date	$0.0186 - $0.1234

NOTE 7.	STOCK BASED COMPENSATION
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

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

In March 2013, the Company granted to its executive officers, Board of Directors, and certain key employees nonqualified stock options and restricted stock under the 2013 Equity Incentive Plan. Nonqualified stock options to purchase an aggregate 227,000 shares of the Company’s common stock at $0.42 per share were awarded; these options vest ratably over a service period of three years.  A total of 136,200 shares of restricted stock were granted and such awards vest over a three years period.  The total grant date fair value of all of these awards was approximately $101,000.  In August 2014 an additional 200,000 shares of restricted stock were granted with a grant date fair value of $20,000 that vest over a two year period. At September 30, 2014, the unrecognized stock-based compensation expense related to all awards which is expected to be recognized over a weighted average period of 1.6 years is approximately $26,823.
Stock Options
We utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred.
The following table summarizes our stock option activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term - Years
Outstanding, December 31, 2013	209,000	$0.42	$0.19
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled / Forfeited	(89,000)	$0.42	$0.19
Outstanding, September 30, 2014	120,000	$0.42	$0.19	8.5
Options exercisable at September 30, 2014	40,000	$0.42	$0.19	8.5

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
The following table summarizes our restricted stock activity for the nine months ended September 30, 2014

	Shares	Wtd Avg Grant-Date Fair Value
Nonvested, December 31, 2013	95,800	$0.44
Granted	200,000	$0.10
Vested	(35,000)	$0.42
Canceled / Forfeited	(50,800)	$0.46
Nonvested, September 30, 2014	210,000	$0.12

The following table summarizes our Stock based compensation expense:

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Stock options	$1,944	$4,178	$7,179	$12,478
Restricted stock	7,717	7,422	15,406	53,422
Forfeitures	—	—	(14,515)	(7,813)
Total stock based compensation	$9,661	$11,600	$8,070	$58,087

NOTE 8.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income. We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets, or Level 1 inputs. As of September 30, 2014 we did not hold any available-for-sale securities. As of September 30, 2013, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Fair Value
Available For Sale		Gains	Losses
Money-market funds	$494,614	$—	$—	$494,614

	$494,614	$—	$—	$494,614

NYTEX ENERGY HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

September 30, 2014	Carrying Amount	Level 1	Level 2	Level 3
Marketable securities	$—	$—	$—	$—
Derivative liabilities	$2,510	$—	$—	$2,510

September 30, 2013	Carrying Amount	Level 1	Level 2	Level 3
Marketable securities	$494,614	$494,614	$—	$—
Derivative liabilities	$2,510	$—	$—	$2,510
Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2013	$2,510
Change in derivative liabilities	—
Issuance of warrant derivative	—
Balance, September 30, 2014	$2,510

Balance, December 31, 2012	$2,510
Change in derivative liabilities	—
Issuance of warrant derivative	—
Balance, September 30, 2013	$2,510

NOTE 9.	INCOME TAXES
Income tax provision for the nine months ended September 30, 2014 and 2013 was $0 and $105,408, respectively.  At September 30, 2014; we had deferred income tax assets of $10,148,637 and a valuation allowance of $9,950,899 resulting in an estimated recoverable amount of deferred income tax assets of $197,739.  This reflects a net increase of the valuation allowance of $473,657 from the December 31, 2013 balance of $9,477,242.  At September 30, 2014, we had deferred income tax liabilities of $197,739.
The balance of the valuation allowance as of September 30, 2014 and December 31, 2013 was $9,950,899 and $9,477,242, respectively.  The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

NOTE 10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Additional cash flow information was as follows for the nine months ended September 30, 2014 and 2013:

	2014	2013
Supplemental disclosures of cash flow information:
Total cash paid for interest	$110,500	$4,550
Total cash paid for taxes	$—	146,000

	2014	2013
Supplemental disclosure of non-cash information:
Warrants issued	$40,434	$—

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

Results of Operations
Selected Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Financial Results
Revenues - Land Lease	$612	$13,420	$187,303	$343,802
Revenues - Oil and Gas sales	124,833	78,587	332,661	253,055
Revenues - Sale of oil and gas interests	15,710	128,188	62,262	244,190

Total revenues	141,155	220,195	582,226	841,047

Total operating expenses	843,290	680,442	1,770,855	2,468,777
Total other expense	(54,003)	(190,485)	(172,718)	(219,082)

Loss before income taxes	(756,138)	(650,732)	(1,361,347)	(1,846,812)
Income tax benefit (provision)	—	155,681	—	105,408

Net loss	$(756,138)	$(495,051)	$(1,361,347)	$(1,741,404)

Operating Results

Consolidated Adjusted EBITDA(1)	$(684,417)	$(439,109)	$(1,143,182)	$(1,577,185)

________________________________________________________
(1)See Results of Operations—Adjusted EBITDA for a description of Adjusted EBITDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDA to net loss, which is presented in accordance with GAAP.
Three months ended September 30, 2014 compared to the three months ended September 30, 2013
Revenues.  Revenues decreased $79,040 for the three months ended September 30, 2014, compared to the prior year period. This was primarily due to a decrease in the sale of oil and gas interests of $112,478 and a decrease in land services revenue of $12,808.  The decrease in land services revenue and in the sale of oil and gas interests is directly related to the timing of our ability to identify oil and gas leasehold properties to be acquired by our customers, and the timing and availability of our customer’s capital budget expenditures.  The decrease in land services revenue and oil & gas sales was partially offset by an increase in revenues from oil & gas sales of $46,246 as our production volumes increased as problems experienced during the winter were resolved.  We anticipate revenues from land services and sale of oil and gas interests will decrease over time as we continue to focus on opportunities to retain, explore and operate properties in resource plays primarily in West Texas.
Oil & gas lease operating expenses.  Lease operating expenses decreased slightly by $11,224 for the three months ended September 30, 2014 compared to three months ended September 30, 2013.  Although revenues increased during the period due in part to the above mentioned resolution of production problems, lease operating expense was virtually unchanged.
Exploration.  Exploration costs for the three months ended September 30, 2014 has increased by $21,693 over the prior period due to the shift in focus towards retaining and developing properties.
Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) for the three months ended September 30, 2014, decreased slightly by $1,673 over the prior period due to impairment of wells that are no longer subject to depletion.
Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses increased $154,052 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  This increase was due to an overall increase in professional fees and expenses including accounting and legal costs, and increases in payroll related costs due in part to an increase in personnel.  SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, and insurance costs.
Interest expense.  Interest expense increased $35,991 for the three months ended September 30, 2014 compared to the prior year period primarily due to the addition of the 12% convertible debentures.  Interest expense was $54,082 for the three months ended September 30, 2014 compared to $18,091 for the same period in the prior year.

Income tax benefit (provision).  The income tax benefit (provision) for the three months ended September 30, 2014 and 2013 of $0 and $155,681, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.  For the three months ended September 30, 2013 a benefit of $175,758 resulting from the disposal of Petro Staffing Group LLC was offset by a provision of $20,077 from operations. The provision is due to limitations placed on our ability to fully offset taxable income by available net operating loss carryforwards.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Revenues.  Revenues decreased $258,821 for the nine months ended September 30, 2014, compared to the prior year period. This was primarily due to a decrease from land services revenue of $156,499 for the nine months ended September 30, 2014, compared to the prior year period.  The decrease in land services revenue is directly related to the timing of our ability to identify oil and gas leasehold properties to be acquired by our customers, and the timing and availability of our customer’s capital budget expenditures.  Revenues from Sale of oil & gas interests also decreased by $181,928 for the same reasons. The decrease in land services revenue and Sale of oil & gas interests was partially offset by an increase in oil & gas sales of $79,606 as our production volumes increased in the spring as problems experienced during the winter were resolved.  We anticipate revenues from land services and sale of oil and gas interests will decrease over time as we continue to focus on opportunities to retain, explore and operate properties in resource plays primarily in West Texas.
Oil & gas lease operating expenses.  Lease operating expenses decreased $83,096 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The decrease is due to several under performing wells that were impaired in the prior year and are no longer producing.
Exploration.  Exploration costs for the nine months ended September 30, 2014 has increased $52,643 over the prior period due to the shift in focus towards retaining and developing properties.
Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) for the nine months ended September 30, 2014, increased $4,913 over the prior period due to the addition of the Newman and Coley wells.
Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses decreased $672,382 for the nine months ended September 30, 2014 compared to the prior year nine months ended September 30, 2013.  This decrease was due to an overall decrease in professional fees and expenses including accounting and legal costs, and decreases in payroll related costs due in part to a decrease in personnel.  SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, and insurance costs.
Interest expense.  Interest expense increased $119,057 for the nine months ended September 30, 2014 compared to the prior year period primarily due to the addition of the 12% convertible debentures and the Secured Bridge Loans.  Interest expense was $172,952 for the nine months ended September 30, 2014 compared to $53,895 for the same period in the prior year.
Income tax benefit (provision).  The income tax benefit (provision) for the nine months ended September 30, 2014 and 2013 of $0 and $105,408, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.  For the nine months ended September 30, 2013 a benefit of $135,758 resulting from the disposal of Petro Staffing Group LLC was offset by a provision of $30,350 from operations. The provision is due to limitations placed on our ability to fully offset taxable income by available net operating loss carryforwards.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2013	2012
Reconciliation of Adjusted EBITDA to GAAP Net Loss:
Net loss	$(756,138)	$(495,051)	$(1,361,347)	$(1,741,404)

Income tax expense (benefit)	—	(155,681)	—	(105,408)
Interest expense	54,082	18,091	172,952	53,895
DD&A	17,639	19,312	45,213	40,300
Loss on disposal of assets	—	154,178	—	158,065
Loss on sale of securities	—	20,042	—	17,367

Consolidated Adjusted EBITDA	$(684,417)	$(439,109)	$(1,143,182)	$(1,577,185)
Liquidity and Capital Resources
Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of September 30, 2014, we have cash and marketable securities, less the cash portion of deposits held in trust, totaling $125,730. In addition, the balance of deposits and other at September 30, 2014 includes $968,663 in earnest money paid for the acquisition of property.
If however, we do not generate sufficient cash flow from operations, we will need to raise additional capital through equity and/or debt financings to support and expand our drilling activities until such time as we fully implement our plan of future operations and generate sufficient cash flow.

Cash Flows
The following table summarizes our cash flows and has been derived from our unaudited financial statements for the three months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
Cash flow provided by (used in) operating activities	(930,271)	347,479
Cash flow provided by (used in) investing activities	(1,264,067)	(458,805)
Cash flow provided by (used in) financing activities	2,226,340	(1,022,286)

Net increase (decrease) in cash and cash equivalents	32,002	(1,133,612)
Beginning cash and cash equivalents	93,728	1,484,386

Ending cash and cash equivalents	$125,730	$350,774

Cash flows from operating activities decreased for the nine months ended September 30, 2014 by $1,277,750 compared to cash flows from operating activities for the nine months ended September 30, 2013. This decrease was mainly due to a significant reduction in working capital from accounts receivable.
Cash flows used in investing activities for the nine months ended September 30, 2014 increased by $805,262 compared to the nine months ended September 30, 2013.  The change is primarily due to an $899,910 decrease in cash inflows provided by the sale of oil & gas properties.
Cash flows provided by financing activities increased by $3,248,626 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase was due to the $1,375,000 provided by the issuance of 12% Convertible debentures and the $1,001,738 sale of Common stock in the nine months ended September 30, 2014 as opposed to the $999,958 used in the redemption of Preferred stock in the nine months ended September 30, 2013.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies
Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  Other than the clarification to our revenue recognition policy described below, there have been no significant changes in our critical accounting estimates and policies during the nine months ended September 30, 2014.
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
Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There were significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have hired a permanent accounting professional to serve as the Company's Principal Accounting Officer, and have hired sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed.
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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation, our management concluded that, as of September 30, 2014, our internal control over financial reporting was effective based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’).
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

PART II
Item 1.  Legal Proceedings
At September 30, 2014, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations.  In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.
Item 1A.  Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the Company’s Form 10-K for the year ended December 31, 2013.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debentures") to fund our ongoing working capital needs. Terms of the 12% Convertible Debentures were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.75 per share of the Company's common stock; (iii) each unit included a three-year warrant to purchase up to 30,000 shares of the Company's common stock at an exercise price of $0.75 per share for a period of three years from the effective date of the warrant; and, (iv) an anti-dilution provision that requires a reduction in the conversion price should subsequent at-market issuances of the Company’s common stock be issued below the stated conversion price. As of September 30, 2014, we had raised $1,375,000 under the 12% Convertible Debenture offering including warrants to purchase up to 627,500 shares of the Company's common stock. The proceeds were used to fund drilling and exploration costs along with general corporate overhead.

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

November 13, 2014

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

Dated this 13th day of November, 2014
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

Dated this 13th day of November, 2014

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

Dated this 13th day of November, 2014

/s/ Michael K. Galvis
Michael K. Galvis
Chief Executive Officer

/s/ James D. Parker
James D. Parker
Vice President and Controller