Form 10-K
period 2014-12-31
NYTEX Energy Holdings, Inc.
filed 2015-04-01
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
Commission File Number: 53915
SABLE NATURAL RESOURCES CORPORATION
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,877,926
As of March 27, 2015, the registrant had 35,157,501 shares of common stock outstanding.
 __________________________________________________
Documents Incorporated by Reference
Portions of the registrant’s notice of annual meeting of shareholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2014 are incorporated by reference into Part III of this Form 10-K.

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

PART I
Item 1.  Business
Sable Natural Resources Corporation (“Sable”) is an energy holding company with principal operations centralized in its wholly-owned subsidiary, Sable Operating Company, Inc. ("Sable Operating") Sable was formerly known as NYTEX Energy Holdings, Inc. and Sable Operating was formerly known as NYTEX Petroleum Inc. Sable Operating is a development stage exploration and production ("E&P") company engaged in the acquisition, development, and production of liquids rich natural gas and oil reserves from low-risk, high rate-of-return wells in the Fort Worth Basin of Texas. On December 31, 2014, our estimated proved reserves were 669.12 MBOE, of which 100% were proved developed. Our portfolio of proved developed natural gas and oil reserves is weighted in favor of liquids rich natural gas, with our proved reserves consisting of 15% oil, 38% natural gas liquids (“NGL”) and 47% natural gas. Also, on December 31, 2014 our probable reserves were 565 MBOE consisting of 17% oil, 2% NGL, and 81% natural gas, and our possible reserves were 1,231 MBOE consisting of 19% oil, 2% NGL, and 79% natural gas.

Sable and its subsidiaries, headquartered in Dallas, Texas, are collectively referred to herein as the “Company,” “we,” “us,” and “our.”
General Information
Our headquarters is located at 12222 Merit Drive, Suite 1850, Dallas, Texas, 75251, and our telephone number is 972-770-4700.  Our internet address is www.snrcorp.com. Our trading symbol is SNRE.
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
Our Strategy
The principal components of our strategy include:

•	Growing reserves and production through acquisition, exploitation and development
We are focused on the acquisition, exploitation and development of unconventional liquids rich natural gas and oil reserves in the Fort Worth Basin. Our strategy is to increase production and expand our reserves through low cost unconventional recompletions and restimulations of existing wells and the drilling of low risk, high rate-of return natural gas and oil wells.

•	Leveraging the skills of our experienced management and technical team
We believe our management and technical team is pivotal to the success of our business strategy averaging over 25 years of individual experience in conventional and unconventional E&P operations. We believe our team has the technical expertise and managerial track record to advance its development plan of recompletion and restimulation opportunities while orchestrating a development drilling program. Independently, the team has experience acquiring assets, running vertical and horizontal development programs within conventional and unconventional fields, and managing large an varied field operations.  As a team, we have acquired a producing natural gas and oil property with exploitation and development opportunities and constructed a financial and operating plan to successfully grow and develop Sable.

•	Identifying, acquiring and exploiting additional emerging liquids rich natural gas and oil assets
After acquiring, and now developing our platform acquisition, we have identified additional acquisition opportunities and plan to continue acquiring producing and leasehold properties in the Company's core area of the Fort Worth Basin. Utilizing our extensive network of industry professionals and operators within our core area, Sable is poised as an early entrant in the expansion of the Marble Falls play and other regional resource plays. With its platform acquisition in hand, larger acquisitions in play, and an aggressive development strategy, Sable's growth initiative is well underway.

•	Upholding the ethical and business standards of the Company and maintaining the highest standards of health, safety, and environmental performance
We believe our success is grounded in our purpose, core values, and conduct demonstrated each day through ethical business practices, commitment to our employees, and our stakeholders.
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
Customers
Our customers include purchasers of the oil and natural gas we produce and independent oil and gas exploration and production companies.  Of our consolidated revenues during the year ended December 31, 2014, we had four customers that accounted for more than 10% of our total consolidated revenues at a rate of 36%, 29%, 18% and 16%, respectively. Of our consolidated revenues during the year ended December 31, 2013, we had two customers that accounted for more than 10% of our total consolidated revenues at a rate of 37% and 26%, respectively.
Employees
As of March 27, 2015, we had twelve employees between our Oil and Gas business and corporate holding company.  Our employees are not represented by a labor union and are not covered by collective bargaining agreements.
Acquisitions
On October 15, 2014, the Company completed the acquisition of 19,881 acres, the Panther Creek property ("Panther Creek"), held by production in the Fort Worth Basin at a purchase price of $9,5000,000 from Upham Oil & Gas Co., L.P. of Mineral Wells, Texas. The acquisition of Panther Creek was financed primarily by the issuance of secured notes of $8,900,000; bearing interest at the rate of 13% per annum with a maturity in three years. In addition, each secured lender receives (i) a pro rata share of a 3.0% overriding royalty interest effective at closing, (ii) on the date that the principal and interest on the Secured Notes is paid in full, a record assignment of such secured lender's pro rata share of a 33.33% working interest.

RKJ Holdings, LLC is one of the secured lenders under the Loan Agreement dated as of October 14, 2014. RKJ Holdings, LLC is owned and managed by Mr. Cory R. Hall, the President and Chief Operating Officer of Sable and a member of the Sable Board of Directors. As a lender, RKJ Holdings loaned Sable $2,850,000 at closing.
In connection with the transactions described above, effective October 14, 2014, Sable issued warrants exercisable for approximately 4,895,000 shares of common stock of Sable to the lenders, at an exercise price of $0.50 per share, in consideration of the distribution of the loan proceeds to Sable, pursuant to warrant agreements with each of the lenders. As a lender, Mr. Hall’s entity, RKJ Holdings, LLC was issued warrants to purchase 1,567,500 shares of our common stock as part of the transactions contemplated by the loan agreement.
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
Our business model has changed.
Prior to its sale on May 4, 2012, our oil field services operation accounted for approximately 99 percent of our revenues and approximately 97 percent of our assets and the provision of drilling fluids and oil and natural gas well fracturing propellants had been our primary business strategy.  Following the sale of this operating segment, we altered our business strategy to focus on the expansion and development of oil and natural gas reserves.  In the future, we may explore additional and different opportunities, some of which may prove not to be viable or advisable and we will not develop every business we evaluate.  Further, exploring and executing new business models and opportunities can be time consuming, result in significant expenses that may never be recouped and may divert management’s attention from our existing businesses.  Even if we determine to further develop a business, the integration of any new business into our existing structure will likely be complex, time consuming and potentially expensive and could disrupt business operations if not completed in a timely and efficient manner.  Any failure to identify new business opportunities, successfully integrate any new businesses with our current structure or receive the anticipated benefits of any new business could have a material adverse effect on our business, financial condition and operating results.
Our historical financial results are not indicative of future results.
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
Our independent registered public accounting firm issued its report dated March 31, 2015 in connection with the audit of our consolidated financial statements as of December 31, 2014 and 2013, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report, along with our recent net losses and our accumulated deficit, may make it difficult for us to raise additional debt or equity financing necessary to conduct our operations. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Any of our drilling activities may not be successful.  Our overall drilling success rate or our drilling success rate within a particular area may decline.  In addition, we may not be able to obtain any options or lease rights in potential drilling locations that we identify.  Although we have identified numerous potential drilling locations, we may not be able to economically produce oil or natural gas from all of them.
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

As of December 31, 2014, we had outstanding (i) 3,724,004 shares of Series A Preferred Stock which are convertible into an aggregate of 3,724,004 shares of our common stock at $.82 per share, and (ii) warrants to purchase 10,971,190 shares of our Common Stock at a weighted average exercise price of $0.80 per share.
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
We have a total of 200,000,000 shares of common stock authorized for issuance. As of December 31, 2014, we had 164,842,499 shares of common stock available for issuance.  We have reserved 3,724,004 shares for conversion of our Series A Preferred Stock, 10,971,190 shares for issuance upon the exercise of outstanding warrants held by various security holders, and 3,083,632 shares for issuance under the 2013 Equity Incentive Plan.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  We may also make acquisitions that result in issuances of additional shares of our capital stock. Furthermore, the book value per share of our common stock may be reduced.
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

Item 2.  Properties

Our corporate headquarters comprises 3,700 square feet of leased office space, located at 12222 Merit Drive, Suite 1850, Dallas, Texas 75251.

Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. At December 31, 2014 , we had interests in 135 gross (116.3 net) oil and gas wells and owned leasehold interests in approximately 7,752.3 gross (1,059.9 net) undeveloped acres.
Beginning in 2012, we re-focused our strategy on oil and natural gas production as well as early stage development of minor oil and natural gas resource plays.  The following table summarizes our oil and natural gas production for the years ended December 31, 2014 and 2013:

	2014	2013
Production
Oil Revenue	$333,700	$116,126
Natural Gas Revenue	$219,651	$103,034
NGL Revenue	$108,939	—
Net oil production (bbl)	3,593	1,060
Net natural gas production (mcf)	46,189	16,847
Net NGL Production (gallons)	182,584	$—
Average oil sales price per bbl	$92.88	$96.31
Average natural gas sales price per mcf	$4.15	$4.71
Average NGL price per gallon	$0.60	—
Average net daily production (BOED)	41	8

During 2012, we began re-focusing on the acquisition, development, and production of oil and natural gas. However, nearly all of the wells in which we have interests were not completed nor in production until late in the fourth quarter of 2012.  Further, due to negative financial and legal matters impacting the third-party operator's ability to effectively operate and manage the six wells completed in 2012, we recognized a $355,865 impairment charge in 2013 related to our non-operated interest in the six wells and accordingly, we do not present reserve data for these six wells for the years ended December 31, 2014 and 2013.
During 2014 we did not drill any new wells and during 2013, we drilled and completed two wells. On October 15, 2014 we purchased 19,881 leasehold acres with 123 existing wells, including 49 commercially producing wells at the time of acquisition, 69 shut-in wells that we plan to return to production through a combination of workovers including mechanical repairs, adding perforations, acidizing, fracture stimulations and recompletions in additional productive formations behind pipe, 4 injection wells and 1 salt water disposal well. The property contains sufficient leasehold acres upon which we intend to drill numerous infield wells. The acquired properties comprise most of our reserves at December 31, 2014.
Based on our 2014 year end reserve study we have recorded an impairment charge of $453,968 for the year ended December 31, 2014 against our Newman and Coley wells in Jack County, TX to align our cost basis in these wells with their estimated net present value.

Oil and Natural Gas Reserves

The following table sets forth our estimated net oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2014, all of which are located in Texas:

	Reserves
Reserve Category	Oil (MBbls)	Natural Gas Liquids (MBbls)	Gas (MMcf)	Total Oil Equivalents(a) (MBoe)	PV 10 of Reserves
					(in thousands)
Developed	101.05	255.80	1,873.59	669.12	$7,889.35
Undeveloped	—	—	—	—	—
Total Proved	101.05	255.8	1,873.59	669.12	$7,889.35
Probable (b)	98.3	10.24	2,737.08	564.72	7,163.45
Possible (b)	234.42	21.88	5,848.89	1,231.12	11,584.9
(a) Natural gas reserves have been converted to oil equivalents at the ratio of six Mcf of gas to one Bbl of oil.
(b) “Probable” or “possible” reserves are lower categories of reserves, commonly combined and referred to as “unproved reserves,” with decreasing levels of technical certainty. Probable reserves are volumes that are defined as “less likely to be recovered than proved, but more certain to be recovered than Possible Reserves”. Possible reserves are reserves which analysis of geological and engineering data suggests are less likely to be recoverable than probable reserves.
The PV-10 value as of December 31, 2014 is pre-tax and was determined utilizing the twelve-month un-weighted arithmetic average of the first day of the month price for the period January through December 2014. Natural gas prices are referenced to a Henry Hub (HH) price of $4.39 per Mcf. Oil and NGL prices are referenced to a Cushing, OK West Texas Intermediate (WTI) crude oil price of $93.26 per barrel and an NGL price of $28.14 per barrel. These reference prices are held constant in accordance with SEC guidelines. Management believes that the presentation of PV-10 value may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. Therefore, we have included a reconciliation of the measure to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows in footnote (2) below). Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of Sable's oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of Sable’s reserves to other companies. Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and natural gas properties and in evaluating acquisition candidates. The PV-10 value is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by Sable. PV-10 value should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP. The after-tax PV-10 value of Net Total Proved Reserves (or “Standardized Measure of Discounted Future Net Cash Flows”) is $4,509,237.

Reserve estimation procedures
Overview
We have established a system of internal controls over our reserve estimation process, which we believe provides us reasonable assurance that reserve estimates have been prepared in accordance with the SEC and Financial Accounting Standards Board (the “FASB”) standards.  These controls include oversight by trained technical personnel employed by us and by the use of qualified independent petroleum engineers to evaluate our proved reserves on an annual basis.  Our estimated proved reserves as of December 31, 2014 were derived from engineering evaluation reports prepared by Crest Engineering Services, Inc.

Qualifications of technical manager and consultants

Chris Coley, our Vice President - Engineering & Production, is the person within the Company who is primarily responsible for overseeing the preparation of the reserve estimates.  Mr. Coley joined the Company in 2014 with nine years of relevant operations, reservoir, completions and production engineering experience. Mr. Coley holds a Bachelor of Science degree in Petroleum Engineering from Texas Tech University.

Crest Engineering Services, Inc. is an independent petroleum engineering consulting firm registered in the State of Texas, and W. Waterson Calhoun, President, Reservoir Engineer is the technical person primarily responsible for evaluating the proved reserves covered by its report.  Mr. Calhoun has 25 years experience in evaluating oil and gas reserves.  Mr. Calhoun holds a Bachelor of Science degree in Petroleum Engineering from the University of Texas at Austin.  He is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

Other information concerning our proved reserves

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
The PV-10 value was prepared utilizing the twelve-month un-weighted arithmetic average of the first day of the month price for the period January through December 2014, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by Sable Operating. For further information concerning the present value of future net revenues from these proved reserves, see Supplemental Oil & Gas Data to the Notes to Consolidated Financial Statements.
Numerous uncertainties exist in estimating quantities of proved reserves. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and natural gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As of December 31, 2014 and 2013, we did not have any delivery commitments.
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
A public trading market for our common stock began trading on April 1, 2011, and our common stock is now traded in very limited quantities under the symbol “NYTE” on the OTCQB market tier, an interdealer quotation system operated by OTC Markets Group, Inc.  The range of closing prices for our common stock, as reported during each quarter during the years ended December 31, 2014 and 2013 was as follows.

2014 Quarter Ended	High	Low
December 31, 2014	$0.46	$0.17
September 30, 2014	$0.30	$0.08
June 30, 2014	$0.11	$0.05
March 31, 2014	$0.10	$0.03

2013 Quarter Ended	High	Low
December 31, 2013	$0.15	$0.08
September 30, 2013	$0.17	$0.09
June 30, 2013	$0.34	$0.15
March 31, 2013	$0.60	$0.29

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  As of March 27, 2015, the closing price of our common stock was $0.15 per share.
Holders
As of March 27, 2015, we had approximately 35,157,501 shares of common stock outstanding held by 382 stockholders of record.
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
In addition, we have granted performance-based stock awards to certain employees of the Company and its subsidiaries pursuant to terms negotiated under individual employment agreements for such employees with no exercise price.  The following table sets forth the number of shares of restricted common stock outstanding under such plans and the number of shares that remain available for issuance under such plans, as of December 31, 2014:

	Total Securities to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Stock
Plan Category	Number (a)	Weighted-average exercise price (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,691,667	$0.15	3,083,632
Total	1,691,667	$0.15	3,083,632
Recent Sales of Unregistered Securities

Share Repurchase Program
In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of outstanding common shares. The repurchases will be made from time-to-time on the open market at prevailing market prices. The repurchase program is expected to continue over the next twelve months unless extended or shortened by the Board of Directors. The timing and amount of any repurchase will depend on economic and market conditions, the trading price and other factors and any purchases will be executed in compliance with applicable laws and regulations.  The plan does not obligate the Company to acquire any particular amount of common stock and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.  The share repurchase program will be funded with the Company’s available working capital. During the year ended December 31, 2013, the Company acquired a total of 1,450 shares at an average price per share of $0.24. Based on the average of daily high / low price per share for the year ended December 31, 2013, or $0.23 per share, the approximate dollar value of shares that may yet be purchased under the plan is $621,000. The Company did not acquire any shares for the year ended December 31, 2014.
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
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debenture") to fund our ongoing working capital needs. The offering was subsequently increased to $2,000,000. Terms of the 12% Convertible Debenture were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.50 per share of the Company's common stock; and, (iii) each unit includes a three-year warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of three years from the effective date of the warrant. As of December 31, 2014, we had raised $1,950,000 under the 12% Convertible Debenture offering including warrants to purchase up to 915,000 shares of the Company's common stock.

Item 6.  Selected Financial Data
The information is not required under Regulation S-K for “smaller reporting companies.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Overview
Our strategy is to enhance value for our shareholders by:

•	Growing reserves and production through exploration and development;

•	Applying technically-proved drilling and completion technologies to continue our successful exploration and development program;

•	Identifying, accessing and exploring emerging oil and liquids rich resources; and

•	Upholding the ethical and business standards of the Company and maintaining the highest standards of health, safety, and environmental performance.
We are an energy holding company consisting of one operating segment represented by the operations of our wholly-owned subsidiary, Sable Operating Company, Inc., an exploration and production company engaged in the acquisition, development and production of oil and natural gas reserves from low-risk, high rate-of-return wells in carbonate reservoirs. By focusing on early, low and no-cost entry into “tight oil” resource plays in North Texas, using multiple entry methods, Sable Operating has acquired overriding and working interests in nearly 107,000 leasehold acres primarily in the Fort Worth Basin of North Texas.  We believe these plays can be developed uniformly over expansive geographical areas with a high rate of success due to the recent advancements in horizontal drilling and multi-stage hydraulic fracturing technologies.
Sable and subsidiaries are collectively referred to herein as “we,” “us,” “our,” “its,” and the “Company”.

Results of Operations

The following discussion is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with the accompanying consolidated financial statements, including the notes thereto.
Year ended December 31, 2014 compared to the year ended December 31, 2013
Revenues.

•
Land Services.  Revenues from land services decreased 57% to $187,303 for the year ended December 31, 2014 compared to the prior year of $434,906 as we have shifted our focus toward holding and developing oil and natural gas properties.

•
Oil and Natural Gas Sales. Oil and natural gas sales increased 202% to $662,290 for the year ended December 31, 2014 compared to the prior year of $219,160 primarily due to the acquisition of the Panther Creek property production in the fourth quarter of 2014.

•
Sale of oil and natural gas interests.  Sales of oil and natural gas interests were down 77% to $62,262 for the year ended December 31, 2014 compared to the prior year of $276,092 as we have shifted our focus toward holding and developing oil and natural gas properties.

Lease operating expenses.  Lease operating expenses increased 788% to $770,312 in the current year ended December 31, 2014 compared to $86,740 in the prior year ended December 31, 2013 due primarily to non-recurring LOE costs of $496,745 incurred to rebuild the Panther Creek property following the acquisition in the fourth quarter of 2014.
Depletion, depreciation, and amortization ("DD&A").  DD&A increased 359% to $459,981 in the current year ended December 31, 2014 compared to $100,207 in the prior year period due primarily to an increase in overall depreciable assets including depletion recognized on the Panther Creek wells totaling approximately $366,746.
Selling, general and administrative expenses ("SG&A").  SG&A expenses increased 11%, by $334,846 to $3,389,447 for the year ended December 31, 2014 compared to $3,054,601 in the prior year due to increases in salary, wages and benefits; acquisition related expenses; and consulting fees partially offset by decreased legal and professional fees and bad debt expense.

Exploration. Exploration costs totaling $112,763 were incurred in 2014, primarily geological & geophysical costs, as we began developing the Panther Creek properties. We did not incur any exploration costs in 2013.
Loss on sale of assets. We incurred a loss on sale of assets of $134,106 in 2014 relating to payments from restricted cash for 2010 tax payments for a previously divested entity.
Impairment loss. Impairment loss increased 28% in 2014 compared to the prior year as we recognized an impairment charge totaling $453,968 related to the Newman and Coley wells based on the year end reserve study compared to the $355,865 impairment charge in 2013 related to the six non-operated wells in Jack County, Texas that were impaired due to on-going legal, financial, and operating difficulties of the wells' third-party operator.
Interest expense.  Interest expense increased 677% to $557,006 for the year ended December 31, 2014 compared to $71,685 in the prior year period due primarily to the issuance of the 12% Convertible Debentures during the year and the issuance of the 13% Secured Notes in the fourth quarter of 2014.
Adjusted EBITDAX
To assess the operating results of our segments, our chief operating decision maker analyzes net income (loss) before income taxes, interest expense, DD&A, impairments, gains or losses resulting from the sale of assets other than dispositions of oil and natural gas interests, or resolution of commercial disputes, and changes in fair value attributable to derivative liabilities (“Adjusted EBITDAX”).  Our definition of Adjusted EBITDAX, which is not a GAAP measure, excludes interest expense to allow for assessment of operating results without regard to our financing methods or capital structure.  Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of operating performance because capital expenditures are evaluated at the time capital costs are incurred.  In addition, changes in fair value attributable to derivative liabilities are excluded from Adjusted EBITDAX since these unrealized (gains) losses are not considered to be a measure of asset-operating performance.  Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.
Adjusted EBITDAX, as we define it, may not be comparable to similarly titled measures used by other companies. Therefore, our consolidated Adjusted EBITDAX should be considered in conjunction with net income (loss) and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect net income (loss) and net cash provided by operating activities.  Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP.  Below is a reconciliation of consolidated Adjusted EBITDAX to consolidated net loss as reported on our consolidated statements of operations.

	December 31,
	2014	2013
Net loss	$(4,629,534)	$(2,676,629)
DD&A	459,981	100,207
Loss on sale of assets	134,106	31,892
Impairment loss	453,968	355,865
Interest expense, net	555,981	60,656
Deferred financing cost	242,498	—
Change in fair value of derivative liabilities	(464,273)	—
Change in value of 33.33% WI liability	(113,394)	—
Share based compensation	221,765	68,742
Non-recurring LOE	496,745	—
Exploration	112,763	—
Loss on sale of marketable securities	—	27,755
Income tax provision (benefit)	—	(110,929)
Consolidated Adjusted EBITDAX	$(2,529,394)	$(2,142,441)

Liquidity and Capital Resources
Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of December 31, 2014, we had cash and cash equivalents totaling $205,999 on hand.
We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under existing debt obligations as well as amounts due to our vendors in the normal course of business. For the year ended December 31, 2014, we incurred a net loss from continuing operations of $4,629,534 and have an accumulated deficit totaling $23,807,498, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.
We intend to seek substantial sources of liquidity. In addition, management has implemented plans to improve liquidity through cash flows generated from improvements to results from existing operations. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.
At December 31, 2014, we had outstanding long term debt obligations totaling $10,963,915 net of discount, of which $282,791 is determined to be due in one year or less. None of our debt obligations have negative covenant requirements.
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
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debentures") to fund our ongoing working capital needs. Terms of the 12% Convertible Debentures were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.75 per share of the Company's common stock; (iii) each unit included a three-year warrant to purchase up to 30,000 shares of the Company's common stock at an exercise price of $0.75 per share for a period of three years from the effective date of the warrant; and, (iv) an anti-dilution provision that requires a reduction in the conversion price should at-market issuances of the Company’s common stock be issued below the stated conversion price prior to August 31, 2014. The offering was subsequently extended to $2,000,000 with the terms modified as follows: (i) convertible at any time prior to maturity at $0.50 per share of the Company's common stock; (ii) each unit included a three-year warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of three years from the effective date of the warrant. One unit was issued with a maturity of one year from the date of issuance. As of December 31, 2014, we had raised $1,950,000 under the 12% Convertible Debenture offering including warrants to purchase up to 915,000 shares of the Company's common stock.

On October 15, 2014, the Company completed the acquisition of 19,881 acres, the Panther Creek property, held by production in the Fort Worth Basin at a purchase price of $9,500,000 from Upham Oil & Gas Co., L.P. of Mineral Wells, Texas. The acquisition of Panther Creek was financed primarily by issuance of Secured Notes of $8,900,000; bearing interest at the rate of 13% per annum with a maturity in three years. In addition, each Secured Lender will receive (i) a pro rata share of a 3.0% overriding royalty interest effective at closing, (ii) on the date that the principal and interest on the Secured Notes is paid in full a record assignment of such Secured Lender's pro rata share of a 33.33% working interest.

RKJ Holdings, LLC is one of the Lenders under the Loan Agreement as of October 14, 2014. RKJ Holdings, LLC is owned and managed by Mr. Cory R. Hall, the President and Chief Operating Officer of Sable and a member of the Sable Board of Directors. As a Lender, RKJ Holdings loaned Sable $2,850,000 at closing.
In connection with the transactions described above, effective October 14, 2014, Sable issued warrants exercisable for approximately 4,895,000 shares of common stock of Sable to the Lenders on such date, at an exercise price of $0.50 per share, in consideration of the distribution of the Loan proceeds to Sable, pursuant to warrant agreements with each of the Lenders. As a Lender, Mr. Hall’s entity, RKJ Holdings, LLC was issued warrants to purchase 1,567,500 shares of NYTEX common stock as part of the transactions contemplated by the Loan Agreement.
Each of the warrants issued on October 14, 2014 in connection with the transactions contemplated by the Loan Agreement are exercisable for a two year period beginning on October 14, 2014 and ending on October 14, 2016. As of December 31, 2014 we had raised $9,650,000 under the 13% Secured Notes offering including warrants to purchase up to 5,307,500 of the Company's common stock.

Cash Flows
The following table summarizes our cash flows and has been derived from our audited financial statements for the years ended December 31, 2014 and 2013.

	December 31,
	2014	2013
Cash flows used in operating activities	(1,900,056)	(210,102)
Cash flow provided by (used in) investing activities	(10,590,100)	1,222,534
Cash flow provided by (used in) financing activities	12,602,427	(2,403,090)

Net increase (decrease) in cash and cash equivalents	112,271	(1,390,658)
Beginning cash and cash equivalents	93,728	1,484,386

Ending cash and cash equivalents	$205,999	$93,728

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
We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority.  Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority.  We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2014 and 2013.  There were no interest and penalties related to unrecognized tax positions for the years ended December 31, 2014 and 2013.  The tax years subject to examination by tax jurisdictions in the United States are 2011 to 2013.
Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is calculated in the same manner, but also considers the impact to net loss and common shares for the potential dilution from stock options, stock warrants and any outstanding convertible securities.

The Company has issued potentially dilutive instruments in the form of our restricted common stock granted and not yet issued, common stock warrants, common stock options granted to our employees and directors, 12% Convertible Debentures, and our Series A Convertible Preferred Stock. The Company did not include any of these instruments in its calculation of diluted net loss per share during the periods because to include them would be anti-dilutive due to the Company's loss from continuing operations during the periods.

Recent Accounting Pronouncements

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness relates to not having sufficient technical accounting personnel to ensure monitoring and review of financial reporting work performed in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Controller. A material weakness relates to minimal segregation of duties. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. We are currently evaluating staffing needs. As soon as practical, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed. Because of the material weakness described above, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO").

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any other changes in our internal control over financial reporting during the year ended December 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated by reference to our definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2015.

Item 11.   Executive Compensation
Information required by this Item 11 is incorporated by reference to our definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2015.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required by this Item 12 is incorporated by reference to our definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2015.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated by reference to our definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2015.

Item 14.   Principal Accounting Fees and Services
Information required by this Item 14 is incorporated by reference to our definitive proxy statement relating to the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2015.

PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a)  EXHIBITS
1.              The Consolidated Financial Statements of Sable Natural Resources Corporation are listed on the Index set forth on page F-1.
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
March 31, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael K. Galvis	Chief Executive Officer, and Director	March 31, 2015
Michael K. Galvis	(Principal Accounting Officer)

/s/ Cory R. Hall	Director	March 31, 2015
Cory R. Hall

/s/ William G. Brehmer	Director	March 31, 2015
William G. Brehmer

/s/ Jonathan Rich	Director	March 31, 2015
Jonathan Rich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sable Natural Resources Corporation (formerly NYTEX Energy Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of Sable Natural Resources Corporation (formerly NYTEX Energy Holdings, Inc.) and subsidiaries (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sable Natural Resources Corporation (formerly NYTEX Energy Holdings, Inc.) and subsidiaries, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP
Dallas, Texas
March 31, 2015

SABLE NATURAL RESOURCES CORPORATION
Consolidated Balance Sheets

	At December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$205,999	$93,728
Accounts receivable, net	117,833	76,696
Inventory	59,385	—
Prepaid expenses and other	91,480	82,027
Total current assets	474,697	252,451

Restricted cash	2,986,154	3,119,949
Oil and natural gas properties and equipment, net	11,665,160	934,486
Deferred financing costs	3,209,168	—
Deposits and other assets	262,697	56,134
Total assets	$18,597,876	$4,363,020

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,674,295	$491,492
Accounts payable - related party	480,000	—
Accrued liabilities	414,567	106,338
Revenues payable	69,548	7,837
Debt - current portion	282,791	289,891
Total current liabilities	2,921,201	895,558

Other liabilities:
Debt	10,681,124	128,807
Accrued working interest	3,053,272	—
Derivative liabilities	617,125	2,510
Asset retirement obligation	1,284,771	7,199
Total liabilities	18,557,493	1,034,074

Commitments and contingencies (Note 8)

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; redemption value of $3,724,004 and $3,724,004 at December 31, 2014 and 2013, respectively	3,724,004	3,724,004

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 36,158,542 issued and 35,157,501 outstanding at December 31, 2014; and, 27,729,736 issued and 26,728,695 outstanding at December 31, 2013	36,158	27,730
Additional paid-in capital	21,947,952	20,615,409
Treasury stock, at cost: 1,001,041 and 1,001,041 shares at December 31, 2014 and 2013, respectively	(1,860,233)	(1,860,233)
Accumulated deficit	(23,807,498)	(19,172,770)
Accumulated other comprehensive income	—	(5,194)
Total stockholders’ equity (deficit)	(3,683,621)	(395,058)
Total liabilities and stockholders’ equity (deficit)	$18,597,876	$4,363,020

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013
Revenues:
Land services	$187,303	$434,906
Oil and natural gas sales	662,290	219,160
Sale of oil and natural gas interests	62,262	276,092
Total revenues	911,855	930,158

Operating expenses:
Lease operating expenses	770,312	86,740
Depletion, depreciation and accretion	459,981	100,207
Selling, general and administrative expenses	3,389,447	3,054,601
Exploration	112,763	—
Loss on sale of assets, net	134,106	31,892
Impairment loss	453,968	355,865
Total operating expenses	5,320,577	3,629,305

Loss from operations	(4,408,722)	(2,699,147)

Other income (expense):
Interest and dividend income	1,025	11,029
Interest expense	(557,006)	(71,685)
Deferred financing cost amortization	(242,498)	—
Change in fair value of derivative liabilities	464,273	—
Change in value of accrued working interest	113,394	—
Loss on sale of marketable securities	—	(27,755)
Total other income (expense)	(220,812)	(88,411)

Loss before taxes	(4,629,534)	(2,787,558)
Income tax (provision) benefit	—	110,929

Net loss	(4,629,534)	(2,676,629)

Basic and diluted loss per share:
Net loss	$(0.15)	$(0.10)

Weighted average shares outstanding
Basic and diluted	31,148,146	26,704,835

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013
Net loss	$(4,629,534)	$(2,676,629)

Other comprehensive income:
Unrealized holding gains on securities available-for-sale	(5,194)	(10,388)
Reclassification adjustment	5,194	10,388

Other comprehensive income	—	—

Comprehensive loss	$(4,629,534)	$(2,676,629)

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income	Total
Balance at December 31, 2012	27,652,749	$27,653	$20,546,744	999,591	$(1,859,890)	$(16,506,529)	$5,194	$2,213,172

Shares issued for share based compensation and services	76,987	77	61,029					61,106
Other share based compensation			7,636					7,636
Treasury stock acquired				1,450	(343)			(343)
Comprehensive income (loss):
Net loss						(2,676,629)		(2,676,629)
Reclassification adjustment for losses included in net income						10,388	(10,388)	—
Comprehensive loss to common stockholders								(2,676,629)
Balance at December 31, 2013	27,729,736	$27,730	$20,615,409	1,001,041	$(1,860,233)	$(19,172,770)	$(5,194)	$(395,058)

Shares issued with promissory notes	112,500	112	11,137					11,249
Shares issued for share based compensation and services	302,404	302	221,463					221,765
Warrants issued with debentures			106,219					106,219
Issuance of common stock	8,013,902	8,014	993,724					1,001,738
Comprehensive income (loss):
Net loss						(4,629,534)		(4,629,534)
Reclassification adjustment						(5,194)	5,194	—
Comprehensive loss to common stockholders								(4,629,534)
Balance at December 31, 2014	36,158,542	$36,158	$21,947,952	1,001,041	$(1,860,233)	$(23,807,498)	$—	$(3,683,621)

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,629,534)	$(2,676,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, and accretion	459,981	100,208
Bad debt expense	—	549,818
Share-based compensation	221,765	68,742
Stock based interest expense	11,249	—
Amortization of debt discount	129,635	65,796
Amortization of deferred financing costs	242,498	—
Change in fair value of derivative liabilities	(464,273)	—
Change in value of accrued working interest liability	(113,394)	—
Sale of oil and natural gas interest	(62,262)	(276,092)
Loss on sale of assets, net	134,106	31,892
Loss on sale of marketable securities	—	27,755
Impairment loss	453,968	355,865
Change in working capital:
Accounts receivable	(41,137)	1,913,463
Inventory	(59,385)	—
Prepaid expenses and other	(9,453)	(1,775)
Accounts payable	1,182,803	(145,666)
Accounts payable related party	480,000	—
Accrued liabilities	308,229	—
Revenues payable	61,711	—
Deposits and other assets	(206,563)	(369)
Other liabilities	—	(223,110)
Net cash used in operating activities	(1,900,056)	(210,102)
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(9,500,000)	—
Additions to property and equipment	(221,550)	(41,295)
Proceeds from sale of assets	197,776	1,322,143
Investments in oil and natural gas properties	(1,066,015)	(1,738,453)
Restricted cash	(311)	1,193,650
Purchase of marketable securities	—	(8,136)
Proceeds from sale of marketable securities	—	494,625
Net cash provided by (used in) investing activities	(10,590,100)	1,222,534
Cash flows from financing activities:
Proceeds from the issuance of 13% Secured Notes	9,650,000	—
Proceeds from the issuance of 12% Convertible Debentures	1,950,000	—
Proceeds from the issuance of Common Stock	1,001,738	—
Redemption of Series A convertible preferred stock	—	(2,039,865)
Borrowings under notes payable	409,682	273,535
Payments on notes payable	(408,993)	(636,417)
Purchase of treasury stock	—	(343)
Net cash provided by (used in) financing activities	12,602,427	(2,403,090)
Net increase (decrease) in cash and cash equivalents	112,271	(1,390,658)
Cash and cash equivalents at beginning of year	93,728	1,484,386
Cash and cash equivalents at end of year	$205,999	$93,728
See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements
NOTE 1.  NATURE OF BUSINESS
Sable Natural Resources Corporation (“Sable”), which was formerly known as NYTEX Energy Holdings, Inc., is an energy holding company with principal operations centralized in its wholly-owned subsidiary, Sable Operating Company, Inc. (“Sable Operating”) which was formerly known as NYTEX Petroleum, Inc.  Sable Operating is an early-stage exploration and production company engaged in the acquisition, development, and production of oil and natural gas reserves from low-risk, high rate-of-return wells in carbonate reservoirs.
Sable and subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” and “our.”
Sable and its subsidiaries are headquartered in Dallas, Texas.
Liquidity
We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under existing debt obligations as well as amounts due to our vendors in the normal course of business. For the year ended December 31, 2014, we incurred a net loss of $4,629,534 and have an accumulated deficit totaling $23,807,498, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.
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
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Sable and entities in which it holds a controlling interest. All intercompany transactions have been eliminated.  Certain prior-period amounts have been reclassified to conform to the current-year presentation. This has not affected previously reported results.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  On an ongoing basis, we review these estimates based on information that is currently available.  Changes in facts and circumstances may cause us to revise our estimates.  The most significant estimates relate to revenue recognition, depreciation, depletion and amortization, the assessment of impairment of long-lived assets and oil and natural gas properties, income taxes, and fair value.  Actual results could differ from estimates under different assumptions and conditions, and such results may affect operations, financial position, or cash flows.

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

Cash and Cash Equivalents
We consider all demand deposits, money market accounts, and highly liquid investments with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the consolidated balance sheet approximates fair value.  We maintain funds in bank accounts which, from time to time, exceed federally insured limits.
Accounts Receivable
We provide credit in the normal course of business to our customers and perform ongoing credit evaluations of those customers.  We maintain an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.   A portion of our receivables are from the operators of producing wells in which we maintain ownership interests.  These operators market our share of crude oil and natural gas production.  The ability to collect is dependent upon the general economic conditions of the purchasers/participants and the oil and gas industry. Our Allowance for doubtful accounts was $331,689 and $554,401 as of December 31, 2014 and 2013, respectively. During the year ended December 31, 2014 we did not recognize any bad debt expense. During the year ended December 31, 2013, we recognized $549,818 in bad debt expense which is reported in general and administrative expenses on the accompanying Consolidated Statement of Operations.
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
We review our marketable securities on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value.  We consider several factors including the length of the time and the extent to which the fair value has been below cost, the financial condition and near-term prospects of the affiliated entity, and other factors, in our review.  If we determine that an other-than-temporary decline exists in a marketable security, we write down the investment to its market value and record the related write-down as an investment loss in our Consolidated Statement of Operations. We have recognized a loss on sale of our marketable securities of $27,755 for the year ended December 31, 2013.
Restricted cash
On May 4, 2012, (the “Closing Date”), we entered into an agreement with a third party, FDF Resources Holdings LLC (the” Purchaser”), which resulted in the sale of 100% of the outstanding interests of FDF. The total consideration for the sale was $62.5 million. In accordance with the Merger Agreement, $6,250,000 of the total consideration was set aside to be held in escrow and is reported as restricted cash on the accompanying consolidated balance sheets. The funds held in escrow are subject to distribution in accordance with terms set forth in the Merger Agreement including final closing date net working capital. The remaining balance at December 31, 2014 of $2,986,154 will be distributed to liquidate the preferred shareholders on May 15, 2015.
Property and equipment
Property and equipment are recorded at cost less accumulated depletion, depreciation, and accretion (“DD&A”).  Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized.  Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of properties and equipment, net of the related accumulated DD&A, is removed and, if appropriate, gain or loss is recognized in the respective period’s consolidated statement of operations.
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

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

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
We evaluate impairment of our oil and natural gas properties on a property-by-property basis and estimate the fair value based on discounted cash flows expected to be generated from the production of proved reserves.  During 2013, we recognized an impairment charge totaling $355,865 related to our non-operated interest in six wells in Jack County, Texas. Based on our year end reserve study we have recorded an impairment charge of $453,968 against our Newman and Coley wells in Jack County, TX to align our cost basis in these wells with their estimated net present value.
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
The following table reflects the changes in ARO for the years ended December 31, 2014 and 2013:

	2014	2013
Beginning of year	7,199	7,912
Additional ARO from new properties	1,266,659	2,673
Accretion expense	10,913	4,734
Abandonment of properties	—	(8,120)
End of year	1,284,771	7,199
Financial Instruments
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

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

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
•Sale of oil and natural gas interests - As there is a very competitive market to purchase oil and natural gas lease interests, especially in newer oil and natural gas plays with increasing acreage costs, Sable may purchase undeveloped leasehold acreage from landowners and take title to the leasehold. However, holding the leasehold acreage is generally short term in nature (less than 90 days) as we only acquire the undeveloped property when an identified customer has already agreed to the 100% re-purchase of the leasehold acreage from Sable. Accordingly, we do not acquire the leasehold acreage on a speculative basis nor for our own development. There is no substantial performance obligation or retained interest by Sable as all land services have been performed and Sable sells 100% of the leasehold interest. The difference between the sale price and the amount (cost) paid for the lease by Sable is recognized as a gain on sale in accordance with GAAP. Such gains are not deemed to be incidental or peripheral transactions as providing land services and facilitating the purchase of oil and natural gas leasehold interest for its customers are transactions that are part of Sable’s principal ongoing operations, thus reported within the Company’s revenues.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the years ended December 31, 2014 and 2013 are summarized below :

	December 31,
	2014	2013
Salary, wages, and benefits	$1,588,589	$1,205,352
Legal, accounting, and professional fees	357,015	706,703
Acquistion-related expenses	484,156	—
Consulting fees	554,055	—
Office expense	227,701	85,352
Insurance	127,252	129,243
Bad debt expense	—	549,818
Other	50,679	267,596
	$3,389,447	$2,944,064

Share Based Compensation
We grant share-based awards to acquire goods and/or services, to members of our Board of Directors, and to selected employees.  All such awards are measured at fair value on the date of grant and are recognized as a component of general and administrative expenses in the accompanying consolidated statements of operations over the applicable requisite service periods.
Income Taxes

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

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
We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority.  Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority.  We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2014 and 2013.  There were no interest and penalties related to unrecognized tax positions for the years ended December 31, 2014 and 2013.  The tax years subject to examination by tax jurisdictions in the United States are 2011 to 2013.
Deferred Financing Costs
In connection with debt financing, the Company has issued warrants. The fair value of the warrants when the debt is originated is recorded to debt financing costs, and these costs are amortized to interest expense over the life of the debt instrument using the straight line method. Amortization of deferred financing costs for the year ended December 31, 2014 was $242,498, and none for the year ended December 31, 2013.
Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is calculated in the same manner, but also considers the impact to net loss and common shares to reflect the potential dilution that could occur if dilutive share-based instruments were exercised. There is no dilution effect on loss per share due to the net loss for the period, however, the Company has the following potentially dilutive securities outstanding:

	December 31,
	2014	2013
Warrants	10,971,190	4,748,690
Stock Options	745,000	209,000
Restricted Stock	946,667	95,800
Convertible Debentures	3,900,000	—
Series A Convertible Preferred Stock	3,724,004	3,724,004
	20,286,861	8,777,494

Recently Issued Accounting Standards

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

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

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
NOTE 3.  ACQUISITION
On October 15, 2014, the Company completed the acquisition of 19,881 acres ("Panther Creek") held by production in the Fort Worth Basin at a purchase price of $9,500,000 from Upham Oil & Gas Co., L.P. of Mineral Wells, Texas. The acquisition was financed primarily by issuance of Secured Notes of $8,900,000; bearing interest at the rate of 13% per annum with a maturity in three years. In addition, each Secured Lender will receive (i) a pro rata share of a 3.0% overriding royalty interest effective at closing, (ii) on the date that the principal and interest on the Secured Notes is paid in full a record assignment of such Secured Lender's pro rata share of a 33.33% working interest. We recorded an accrued liability for the 33.33% working interest at October 31, 2014 of $3,166,666 reflecting the proportionate share of the acquisition value, which was reduced by a gain of $113,394 at year end to reflect the reduction of the liability due to a proportionate share of depletion on the property.

RKJ Holdings, LLC is one of the Lenders under the Loan Agreement as of October 14, 2014. RKJ Holdings, LLC is owned and managed by Mr. Cory R. Hall, the President and Chief Operating Officer of Sable and a member of the Sable Board of Directors. As a Lender, RKJ Holdings loaned Sable $2,850,000 at closing.
In connection with the transactions described above, effective October 14, 2014, Sable issued warrants exercisable for approximately 4,895,000 shares of common stock of Sable to the Lenders on such date, at an exercise price of $0.50 per share, in consideration of the distribution of the Loan proceeds to Sable, pursuant to warrant agreements with each of the Lenders. As a Lender, Mr. Hall’s entity, RKJ Holdings, LLC was issued warrants to purchase 1,567,500 shares of NYTEX common stock as part of the transactions contemplated by the Loan Agreement.
Each of the warrants issued on October 14, 2014 in connection with the transactions contemplated by the Loan Agreement are exercisable for a two year period beginning on October 14, 2014 and ending on October 14, 2016. We recorded a derivative liability related to these warrants, see Note 6 - "Derivative Liabilities" for more information.

Transaction costs incurred with the Panther Creek acquisition included $401,033 in referral fees for the property acquisition and $420,500 in consulting fees to assist in structuring and closing the acquisition and financing. Revenues and earnings of the Panther Creek property since the acquisition are - Revenues $240,296 and direct operating costs $399,153.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Oil and natural gas properties	$10,766,659
Total assets acquired	10,766,659

Asset retirement obligations	1,266,659
Total liabilities assumed	1,266,659

Net assets acquired	$9,500,000

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

Pro forma results of operations

The following table presents the unaudited pro forma results of operations for the years ended December 31, 2014 and 2013 as though the acquisition of Panther Creek had occurred at January 1, 2013:

proforma
2014

Revenues	$2,623,020
Operating expenses	6,310,810
Loss from operations	(3,687,790)
Net loss	$(3,908,602)

proforma
2013

Revenues	$2,710,609
Operating expenses	5,374,849
Loss from operations	(2,664,240)
Net loss	$(2,641,722)

NOTE 4.  ACCOUNTS RECEIVABLE
Accounts receivable at December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
Trade receivables	$444,829	$627,652
Other	4,693	3,445
Total accounts receivable	449,522	631,097
Allowance for doubtful accounts	(331,689)	(554,401)

Accounts receivable, net	$117,833	$76,696

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

NOTE 5.  OIL AND NATURAL GAS PROPERTIES AND EQUIPMENT
Oil and natural gas properties and equipment at December 31, 2014 and 2013 consists of the following:

	December 31,
	2014	2013
Oil and natural gas properties	$11,903,045	$1,073,497
Equipment	359,931	138,378
Total oil and natural gas properties and equipment	12,262,976	1,211,875
Accumulated depletion and depreciation	(597,816)	(277,389)

Oil and natural gas properties and equipment, net	$11,665,160	$934,486

Depletion, depreciation and accretion related to our properties and equipment was $459,981 and $100,207 for the years ended December 31, 2014 and 2013, respectively.
NOTE 6.  DERIVATIVE LIABILITIES
At December 31, 2014 and 2013, we had one derivative on our consolidated balance sheet which was related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock.  The agreement setting forth the terms of the warrants include an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $2.00 per share.  Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At December 31, 2014 and 2013, the fair value of the warrants issued to the holders of the Series A Convertible Preferred Stock was $33,300 and $2,510, respectively. During the year ended December 31, 2014 we recorded a loss on the derivative of $30,790 to reflect the change in value.
Beginning on October 14, 2014 we issued warrants to the holders of the Company’s 13% Secured Notes.  The agreement setting forth the terms of the warrants include an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price of $0.50 per share.  Accordingly, we consider the warrants to be a derivative; and, as a result, the fair value of the derivative is included as a derivative liability on the accompanying consolidated balance sheets.  At December 31, 2014 the fair value of the warrants issued to the holders of the 13% Secured Notes was $583,825. The aggregate valuation of the warrants when issued was $1,078,888 so at year end we recognized a gain on the derivative of $495,063 to reflect the change in value.

Significant unobservable inputs to the Monte Carlo simulation for valuing our derivative liabilities are:

Interest Rate	(risk free)	1.076%
Volatility	(annual)	129.196%
Average time to expiry		1.79 years
Changes in fair value of the derivative liabilities are included as a separate line item within other income (expense) in the accompanying consolidated statement of operations for the years ended December 31, 2014 and 2013.

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

NOTE 7.  DEBT
A summary of our outstanding debt obligations is presented as follows:

	December 31,
	2014	2013

13% Secured Notes	$9,650,000	$—
12% Convertible Debentures	1,950,000	—
Francis Promissory Note (non-interest bearing)	225,000	300,000
Strasburger Promissory Note (non-interest bearing)	105,642	178,333
7.5% Secured Equipment Loans	130,465	—
5.5% Insurance Financing	68,203	45,211
7.5% Secured Equipment Loan	7,390	12,467

Total debt	$12,136,700	$536,011

Discount - 13% Secured Notes - warrants	(1,023,508)	—
Discount - 12% Convertible Debentures - warrants	(97,760)	—
Discount - Francis Note - interest	(42,835)	(99,949)
Discount - Strasburger Note - interest	(8,682)	(17,364)

Total debt net of discount	$10,963,915	$418,698

Less: current maturities	(282,791)	(289,891)

Total long-term debt	$10,681,124	$128,807

Debt maturities as of December 31, 2014 are as follows:

2015	$729,345
2016	3,887,200
2017	7,467,001
2018	28,312
2019	24,842

$12,136,700

13% Secured Notes

On October 15, 2014, the Company completed the acquisition of 19,881 acres held by production in the Fort Worth Basin at a purchase price of $9,500,000 from Upham Oil & Gas Co., L.P. of Mineral Wells, Texas. The acquisition was financed primarily by issuance of Secured Notes of $8,900,000; bearing interest at the rate of 13% per annum with a maturity in three years. In addition, each Secured Lender will receive (i) a pro rata share of a 3.0% overriding royalty interest effective at closing, (ii) on the date that the principal and interest on the Secured Notes is paid in full a record assignment of such Secured Lender's pro rata share of a 33.33% working interest.

Payment terms on the 13% Secured Notes are as follows: Interest only on each Note shall be due and payable quarterly in arrears commencing on January 15, 2015, and continuing on the fifteenth (15) day of each April, July, October, and January thereafter through April 15, 2016. Commencing on July 15, 2016, and continuing on the fifteenth (15) day of each October, January, April and July thereafter, principal and interest shall be due and payable quarterly based upon a fifteen (15) year amortization schedule. The unpaid principal balance, and all accrued and unpaid interest, shall be due and payable on the Maturity Date, October 15, 2017.

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

RKJ Holdings, LLC is one of the Lenders under the Loan Agreement as of October 14, 2014. RKJ Holdings, LLC is owned and managed by Mr. Cory R. Hall, the President and Chief Operating Officer of Sable and a member of the Sable Board of Directors. As a Lender, RKJ Holdings loaned Sable $2,850,000 at closing.
As of December 31, 2014 we had raised $9,650,000 under the 13% Secured Notes offering including warrants to purchase up to 5,307,500 of the Company's common stock.
12% Convertible Debentures
In February 2014, we initiated a $1,000,000 offering of convertible debt ("12% Convertible Debentures") to fund our ongoing working capital needs. Terms of the 12% Convertible Debentures were as follows: (i) $100,000 per unit with interest at a rate of 12% per annum payable monthly with a maturity of three years from the date of issuance; (ii) convertible at any time prior to maturity at $0.75 per share of the Company's common stock; (iii) each unit included a three-year warrant to purchase up to 30,000 shares of the Company's common stock at an exercise price of $0.75 per share for a period of three years from the effective date of the warrant; and, (iv) an anti-dilution provision that requires a reduction in the conversion price should at-market issuances of the Company’s common stock be issued below the stated conversion price prior to August 31, 2014. The offering was subsequently extended to $2,000,000 with the terms modified as follows: (i) convertible at any time prior to maturity at $0.50 per share of the Company's common stock; (ii) each unit included a three-year warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.50 per share for a period of three years from the effective date of the warrant. One unit was issued with a maturity of one year from the date of issuance. As of December 31, 2014, we had raised $1,950,000 under the 12% Convertible Debenture offering including warrants to purchase up to 915,000 shares of the Company's common stock.

Payment terms are as follows: The Company shall pay interest to the Holder on the aggregate unconverted and then outstanding principal amount of this Debenture at the rate of 12% per annum, payable in arrears on the first business day of each month following the date of closing and on the maturity date. The debentures mature ranging from March 5, 2015 through December 30, 2017.
The sale of common stock on June 20, 2014 was a "Subsequent Equity Sale" as defined in the 12% Convertible Debentures wherein the stated conversion price of the debenture to common stock is adjusted. As a result the debentures issued prior to March 31, 2014 with a stated conversion price of $0.75 were adjusted to a $0.64 conversion price. Debentures issued after March 31, 2014 and before June 20, 2014 with a stated conversion price of $0.50 were adjusted to a $0.43 conversion price. The fair value of the warrants was calculated using the Black Sholes model, and were recorded as a discount to the Convertible Debentures to be amortized to deferred financing cost over the life of the debenture, and a corresponding credit to equity at the inception of the note.
Francis Promissory Note
In connection with the FDF acquisition, on November 23, 2010, we entered into a promissory note payable to a former interest holder of FDF (“Francis Promissory Note”) in the face amount of $750,000.  The Francis Promissory Note is an unsecured, non-interest bearing loan that requires quarterly payments of $37,500 and matures October 1, 2015.  For the years ended December 31, 2014 and 2013, we have recorded the Francis Promissory Note as a discounted debt of $182,165 and $200,051, respectively, using an imputed interest rate of 9%.
Other Loans
In November 2012, we entered into a ten-month promissory note with a third party to finance premiums related to certain insurance policies.  The promissory note bears an annual interest rate of 5.5% with principal and interest payments of $8,109 due monthly through maturity in August 2013. The note was paid in full in August 2013.
In December 2012, we entered into an unsecured, non-interest bearing promissory note with a former vendor in the amount of $342,500 as a settlement for outstanding payables due to the former vendor.  The promissory note required an initial payment of $75,000 with monthly payments of $7,431 due through maturity, on December 31, 2015.  For the years ended December 31, 2014 and 2013, we have recorded the promissory note as a discounted debt of $96,960 and $160,969, respectively, using an imputed interest rate of 7.5%.
In December 2013, we entered into a ten-month promissory note with a third party to finance premiums related to certain insurance policies.  The promissory note bears an annual interest rate of 5.74% with principal and interest payments of $5,689 due monthly through maturity in September 2014.

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

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
We also have a secured equipment loan outstanding that requires a monthly principal and interest payment of $524.53 based on a fixed interest rate of 7.5% and matures in March of 2016, as well as secured equipment loans that require monthly principal and interest payments totaling $2,534.94 based on a fixed interest rate of 5% that mature in October of 2019.

NOTE 8.  COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain equipment and office space under non-cancelable operating leases which provide for minimum annual rentals.  Future minimum obligations under these lease agreements at December 31, 2014 are as follows:

2015	150,296
2016	136,682
2017	60,378
2018	2,140
Thereafter	3,222
$352,718

Total lease rental expense for the years ended December 31, 2014 and 2013 was $108,447 and $85,352 respectively.
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
NOTE 9.  STOCKHOLDERS’ EQUITY

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

The authorized capital of Sable consists of 200 million shares of common stock, par value $0.001 per share; and 10 million shares of Series A Convertible Preferred Stock, par value $0.001 per share.  The holders of Series A Convertible Preferred Stock have the same voting rights and powers as the holders of common stock.  Each holder of Series A Convertible Preferred Stock may, at any time, convert their shares of Series A Convertible Preferred Stock into shares of common stock at an initial conversion ratio of one-to-one.  For the years ended December 31, 2014 and 2013, there were no conversions to shares of common stock related to the Company’s Series A Convertible Preferred Stock.
Private Placements — Common Stock
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
Other Common Stock Issuances
For the years ended December 31, 2014 and 2013, we issued 302,404 and 76,987 shares, respectively, of our common stock to certain employees and individuals.  The fair value of the shares for the years ended December 31, 2014 and 2013 of approximately $221,765 and $61,106, respectively, was recorded as selling, general and administrative expense in the accompanying consolidated statements of operations.
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

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

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
On November 15, 2013, we provided notice to the holders of our Series A Convertible Preferred Stock of our election to redeem on December 17, 2013 an additional $1,039,907 in aggregate principal amount of outstanding shares of the Series A Convertible Preferred Stock at a redemption price of $1.00 per share. On December 17, 2013, we redeemed a total of 1,039,907 shares of Series A Convertible Preferred Stock. There were no redemptions for the year ended December 31, 2014.
Treasury Stock

In April 2013, our Board of Directors approved the repurchase of up to an aggregate of 2.7 million shares of our common stock, or approximately 10% of our outstanding common shares.  The repurchases were made from time-to-time on the open market at prevailing market prices.  The repurchase program continued over the next twelve months and has now been suspended.  The timing and amount of any repurchase will depend on economic and market conditions, the trading price and other factors and any purchases will be executed in compliance with applicable laws and regulations.  The plan does not obligate the Company to acquire any particular amount of common stock and can be implemented, suspended or discontinued at any time without prior notice at the Company’s sole discretion.  The share repurchase program will be funded with the Company’s available working capital.  During the year ended December 31, 2013, we repurchased a total of 1,450 shares of our common stock on the open market.  These shares were purchased at an average cost of $0.24 per share, for a total cost of $343. There were no shares repurchased during the year ended December 31, 2014.
Warrants
In connection with the private placement offering of 13% Secured Notes during the year ended December 31, 2014, we issued warrants to the holders to purchase up to 5,307,500 shares of common stock at an exercise price of $0.50 per share.  The warrants may be exercised for a period of two years from the date of grant. The 13% Secured Note warrants are considered a derivative liability, see Note 11 - "Fair Value Measurements". The 13% Secured Note warrants were fair valued using the Monte Carlo simulation at $0.19 each when issued and then revalued at December 31, 2014 at $0.11 each which generated a $495,063 gain on the change in the fair value of the derivative liability.

Significant unobservable inputs to the Monte Carlo simulation for valuing the 13% Secured Note warrant derivative liabilities are:

Interest Rate	(risk free)	1.076%
Volatility	(annual)	129.196%
Average time to expiry		1.79 years

In connection with the private placement offering of 12% Convertible Debentures during the year ended December 31, 2014, we issued warrants to the holders to purchase up to 915,000 shares of common stock at a weighted average $0.52 exercise price of per share.  The warrants may be exercised for a weighted average period of 2.8 years from the date of grant. The 12% Convertible Debenture warrants are not considered to be a derivative liability as the exercise price is indexed to the Company's

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

stock after August 20, 2014. The total fair value of the 12% Convertible Debenture warrants issued during the year ended December 31, 2014 was $106,219. The Black Scholes model was used to calculate fair value of the 12% Convertible Debenture warrants with the following range of inputs:

Interest Rate	(risk free)	.72% - 1.12%
Standard deviation	(annualized)	104.41% - 155.91%
Periods to exercise		3 years
In connection with the private placement offering of Series A Convertible Preferred Stock during the year ended December 31, 2011, we issued warrants to the holders to purchase up to 126,000 shares of common stock at an exercise price of $2.00 per share.  The warrants may be exercised for a period of three years from the date of grant.  There were no warrants issued or exercised during the years ended December 31, 2014 and 2013.
In addition, during the year ended December 31, 2011, we issued warrants to purchase up to 16,800 shares of Series A Convertible Preferred Stock to the placement agent of the private placement offering of Series A Convertible Preferred Stock.  The warrants may be exercised for a period of three years from date of grant at an exercise price of $1.00 per share.
For the years ended December 31, 2014 and 2013, we did not issue any shares of common stock related to the exercise of warrants granted in connection with the issuance of Series A Convertible Preferred Stock.  During the first quarter 2012, we extended the exercise dates on these warrants for an additional 24 months from the original effective date of the warrant.
The fair value of our warrants is determined using the Black-Scholes option pricing model and the Monte Carlo simulation.  The expected term of each warrant is estimated based on the contractual term or an expected time-to-liquidity event.  The volatility assumption is estimated based on expectations of volatility over the term of the warrant as indicated by implied volatility.  The risk-free interest rate is based on the U.S. Treasury rate for a term commensurate with the expected term of the warrant.  A summary of warrant activity for the years ended December 31, 2014 and 2013 is as follows:

	For the Years Ended December
	2014		2013
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,748,690	$1.18	4,748,690	$1.18
Issued	6,222,500	0.50	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of period	10,971,190	$0.84	4,748,690	$1.18

NOTE 10. STOCK BASED COMPENSATION
In November 2012, the Board of Directors adopted the 2013 Equity Incentive Plan for the purpose of attracting and retaining the services of key employees, consultants, and non-employee members of the Board of Directors and to provide such persons with a proprietary interest in the Company through the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and/or other awards. At December 31, 2014 , 3.1 million shares of the 5.0 million shares of Sable common stock originally authorized for awards under the 2013 Equity Incentive Plan remained available for future issuance.
During the year ended December 31, 2014 the Company granted nonqualified stock options to purchase an aggregate 625,000 shares of the Company’s common stock at $0.10 per share were awarded; 1/3 of these options vested immediately, the remainder vest ratably over a service period of two years. The Company also granted a total of 945,000 shares of restricted stock and such awards also vest over a three year period. The total grant date fair value of all of these awards was approximately $519,295.
During the year ended December 31, 2013 the Company granted nonqualified stock options to purchase an aggregate 227,000 shares of the Company’s common stock at $0.42 per share; these options vest ratably over a service period of three years.

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

A total of 136,200 shares of restricted stock were granted and such awards vest over a three year period. The total grant date fair value of all of these awards was approximately $101,000.

Stock Options
We utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors. For the year ended December 31, 2014 and 2013, we recognized $84,946 and $11,354, respectively, in stock-based compensation related to stock options. At December 31, 2014, the unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of 1.73 years is approximately $129,176. The intrinsic value of outstanding and exercisable stock options a December 31, 2014 was $27,083.
The following table summarizes our stock option activity for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)
Outstanding, December 31, 2012	—	$—	$—	—
Granted	227,000	$0.42	$0.19
Exercised	—	$—	$—
Canceled / Forfeited	(18,000)	$0.42	$0.19
Outstanding, December 31, 2013	209,000	$0.42	$0.19	9.2 years
Granted	625,000	$0.10	$0.10
Exercised	—	$—	$—
Canceled / Forfeited	(89,000)	$0.42	$0.19
Outstanding, December 31, 2014	745,000	$0.15	$0.31	9.5 years
Options exercisable at December 31, 2014	248,333	$0.15	$0.31	9.5 years

The following table shows the weighted average assumptions used in the Black-Scholes-Merton calculation of the fair value of the stock option grants for the years ended December 31, 2014 and 2013:

	2014	2013
Expected dividend yield	—%	—%
Volatility	256.77%	47.3%
Risk-free interest rate	1.77%	1.3%
Expected life	6.0 years	6.0 years

Restricted Stock

Restricted stock awards are awards of common stock that are subject the restrictions on transfer and to a risk of forfeiture if the awardee terminates employment with the Company prior to the lapse of the restrictions. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. For the years ended December 31, 2014 and 2013, we recognized $106,467 and $56,194, respectively, of stock-based compensation expense related to restricted stock awards. At December 31, 2014, the unrecognized compensation expense related to restricted stock awards which is expected to be recognized over a weighted average period of 1.91 years is approximately $230,867.

The following table summarizes our restricted stock activity for the years ended December 31, 2014 and 2013:

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested, December 31, 2012	116,666	$0.48
Granted	136,200	$0.42
Vested	(103,733)	$0.55
Canceled / Forfeited	(53,333)	$0.26
Nonvested, December 31, 2013	95,800	$0.44
Granted	1,145,000	$0.29
Vested	(243,333)	$0.34
Canceled / Forfeited	(50,800)	$0.46
Nonvested, December 31, 2014	946,667	$0.28

NOTE 11.  FAIR VALUE MEASUREMENTS
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

As discussed in Note 6, we consider certain of our warrants to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets.  We value the derivative liabilities using a Monte Carlo simulation which contains significant unobservable, or Level 3, inputs.  The use of valuation techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock.  At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock.  In estimating the fair value, we estimated future volatility by considering the historic volatility of the Company's stock over a one year period.
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
We review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

include the loss in current earnings as opposed to an unrealized holding loss. No losses for other than temporary impairments in our marketable securities portfolio were recognized during the years ended December 31, 2014 and 2013.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2014
Derivative liabilities	$617,125	$—	$—	$617,125

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2013
Derivative liabilities	$2,510	$—	$—	$2,510

Balance, December 31, 2013	$2,510
Change in derivative liabilities	(464,273)
Issuance of warrant derivatives	1,078,888
Balance, December 31, 2014	$617,125

Significant unobservable inputs to the Monte Carlo simulation for valuing our derivative liabilities are:

Interest Rate	(risk free)	1.076%
Volatility	(annual)	129.196%
Average time to expiry		1.79 years

NOTE 12.  INCOME TAXES
For the years ended December 31, 2014 and 2013, we had a loss before income taxes of $4,629,534 and $2,787,558, respectively.  The components of the income tax benefit (provision) are as follows:

	December 31,
	2014	2013
Current:
Federal	$—	$175,758
State	—	(64,829)
	—	110,929
Deferred:
Federal	—	—
State	—	—
	—	—
Income tax provision	$—	$110,929

At December 31, 2014, we have accumulated net operating losses totaling $20,169,384.  The net operating loss carryforwards will begin to expire in 2028 if not utilized.  Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets related to our net operating losses will not be fully realized.  Accordingly, we have provided a valuation allowance against those deferred tax assets at December 31, 2014 and 2013.

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income (loss) from continuing operations before income taxes.  The sources of these differences are as follows:

	December 31,
	2014	2013
Expected income tax (benefit) expense based on U.S. statutory rate	$(1,620,337)	$(975,645)
State income taxes (net of federal income tax benefit)	—	(64,829)
Permanent differences	(101,871)	(3,426)
Other	—	3,360,373
Valuation allowance	1,722,208	(2,205,544)
Income tax benefit	$—	$110,929

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$6,963,869	$5,225,412
Impairment of oil & natural gas properties	161,739	176,169
Bad debt allowance	151,692	194,040
Stock based compensation	19,798	—
Other	111,879	33,148
Capital loss carryforward	4,028,768	3,983,279
Valuation allowance on deferred tax assets	(11,199,275)	(9,477,067)
Total deferred tax assets	238,470	134,981

Deferred tax liabilities:
Unrealized gain or loss	(98,450)	—
Property, plant, and equipment	(79,062)	(115,010)
Accrued working interest liability	(37,280)	—
Other	(23,678)	(19,971)
Total deferred tax liabilities	(238,470)	(134,981)

Net deferred tax liability	$—	$—

Deferred tax assets and liabilities included in the consolidated balance sheets are as follows:

December 31,
	2014	2013
Current deferred tax asset, net	$—	$—
Non-current deferred tax liability, net	—	—
	$—	$—

We are subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, state and/or local income tax examinations by authorities for the tax years before 2011.

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

NOTE 13.  RELATED PARTY TRANSACTIONS
RKJ Holdings, LLC is one of the Lenders under the Loan Agreement as of October 14, 2014. RKJ Holdings, LLC is owned and managed by Cory R. Hall, the President and Chief Operating Officer of Sable and a member of the Sable Board of Directors. As a Lender, RKJ Holdings loaned Sable $2,850,000 at closing.
On August 27, 2014 the Company received a loan from Mr. Hall in the amount of $500,000 to secure an extension on the closing date for the acquisition of the Panther Creek property. The loan will be due when the Company closes the financing of the acquisition and is at zero interest. At December 31, 2014 the balance due on the loan was $480,000.

NOTE 14.  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is summarized below:

	Years Ended December 31,
	2014	2013
Supplemental disclosures:
Total cash paid for interest	$167,920	$6,040
Total cash paid for taxes	$22,677	$70,000
Supplemental non-cash financing activities:
Deferred financing 33.33% WI accrual	$3,166,666	$—
Deferred financing 3.0% ORRI accrual	$285,000	$—
Debt discount 13% Secured Note warrants	$1,078,888	$—
Debt discount 12% Convertible Debenture warrants	$106,224	$—

NOTE 15.  SUBSEQUENT EVENTS

On January 22, 2015 the Company extended the expiration of 2,977,951 outstanding Founder's Warrants for an additional three years so that all will expire if not exercised on February 1, 2018.

As of March 20, 2015 the Company has issued an additional $1,675,000 in 13% Secured Notes under the same terms as described in Note 7 - Debt.

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF OIL & GAS OPERATIONS (Unaudited)
The following tables set forth supplementary disclosures for oil and producing activities in accordance with FASB ASC Topic 932, Extractive Activities — Oil and Gas.
Capitalized Costs Relating to Oil and Gas Producing Activities

	2014	2013

Unproved oil and natural gas properties	440,557	388,937
Proved oil and gas properties (including asset retirement costs)	11,462,488	684,546
Less Accumulated DD&A	(452,120)	(156,502)

Net capitalized costs	11,450,925	916,981
Costs Incurred
A summary of costs incurred in oil and natural gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended December 31, 2014 and 2013, is as follows.

	2014	2013
Acquisition of proved properties	$9,500,000	$—
Acquisition of unproved properties	$118,244	$970,336
Development costs	$1,256,941	$768,117
Exploration costs	$112,763	$—
Results of Operations for Producing Activities
The following table presents the results of operations for our oil and natural gas producing activities for the years ended December 31, 2014 and 2013.

	2014	2013
Revenues	662,290	$219,160
less:
Production costs	770,312	86,740
Exploration expenses	112,763	—
Depreciation, depletion and valuation provisions	435,158	27,875
	(655,943)	104,545
less:
Income tax expenses	—	64,829
Results of operations from producing activities	$(655,943)	$39,716

Reserve Quantity Information

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

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

We maintain internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with the rules and regulations provided by the SEC. Numerous uncertainties exist in estimating quantities of proved reserves.
Chris Coley, our Vice President - Engineering & Production, is the person within the Company who is primarily responsible for overseeing the preparation of the reserve estimates.  Mr. Coley joined the Company in 2014 with nine years of relevant operations, reservoir, completions and production engineering experience. Mr. Coley holds a Bachelor of Science degree in Petroleum Engineering from Texas Tech University.

Crest Engineering Services, Inc. is an independent petroleum engineering consulting firm registered in the State of Texas, and W. Waterson Calhoun, President, Reservoir Engineer is the technical person primarily responsible for evaluating the proved reserves covered by its report.  Mr. Calhoun has 25 years experience in evaluating oil and gas reserves.  Mr. Calhoun holds a Bachelor of Science degree in Petroleum Engineering from the University of Texas at Austin.  He is a Registered Professional Engineer in the State of Texas and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

	Oil	NGL	Natural Gas
	(Bbls)	(Gallons)	(Mcf)
Changes in proved developed and undeveloped reserves:
Balance at January 1, 2013	—	—	—
Extensions and discoveries	8,560		205,380
Production	(1,060)		(16,847)
Revisions of prior estimates	—	—	—
Purchase of minerals in place	—	—	—
Balance at December 31, 2013	7,500	—	188,533
Extensions and discoveries	—	—	—
Production	(3,593)	(182,584)	(46,189)
Revisions of prior estimates	9,303	(134,406)	151,186
Purchase of minerals in place	87,840	11,060,420	1,580,060
Balance at December 31, 2014	101,050	10,743,430	1,873,590

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
Our reserve calculations and future cash inflows as of December 31, 2014 and 2013 have been prepared and presented under SEC rules. These rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on a 12-month unweighted average of the first-day-of-the-month pricing. The previous rules required that reserve estimates be calculated using last-day-of-the-period pricing. The average prices used for 2014 and 2013 under these new rules were $93.26 and $96.60 per Bbl for oil and $4.39 and $3.68 per Mcf for natural gas, respectively, each as adjusted for location, grade and quality. Future price changes were considered only to the extent provided by contractual arrangements in existence at year-end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate to the future pre-tax net cash flows relating to our proved oil and natural gas reserves.

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements

The standardized measure of our proved oil and natural gas reserves at December 31, 2014 and 2013, which represents the present value of estimated future cash flows using a discount rate of 10% a year, is as follows:

	2014	2013
Future cash inflow	$23,407,590	$1,418,346
Future production and development costs	(11,446,750)	(356,096)
Future income taxes	(4,186,294)	(371,787)
Future net cash flows	7,774,546	690,463
10% annual discount for estimated timing of cash flows	(3,265,309)	(289,605)
Standardized measure of discounted net cash flows	$4,509,237	$400,858
Changes in the standardized measure of our proved oil and natural gas reserves for the years ended December 31, 2014 and 2013, were as follows:

	2014	2013
Beginning of year	$400,858	$—
Revisions of quantity estimates	(714,781)	—
Net change in prices and production costs	(24,970)	400,858
Purchases of minerals in place	4,848,130	—
End of year	$4,509,237	$400,858

EXHIBIT INDEX

Exhibit	Document

3.1	Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

3.2	Bylaws of Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Form 10-12G/A filed August 12, 2010 and incorporated herein by reference)

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

10.1	Employment Agreement - Galvis (filed as Exhibit 10.1 to the Registrant's Form 10-K filed August 14, 2014 and incorporated herein by reference.

10.2	Employment Agreement - Hall (filed as Exhibit 10.2 to the Registrant's Form 10-K filed August 14, 2014 and incorporated herein by reference.

10.3	NYTEX Energy Holdings, Inc. 2014 12% Convertible Debenture (filed as Exhibit 10.3 to the Registrant's Form 10-K filed August 14, 2014 and incorporated herein by reference.

10.4	NYTEX Energy Holdings, Inc. 2014 Debenture Warrant (filed as Exhibit 10.4 to the Registrant's Form 10-K filed August 14, 2014 and incorporated herein by reference.

10.5	Securities Purchase Agreement - Hall (filed as Exhibit 10.5 to the Registrant's Form 10-K filed August 14, 2014 and incorporated herein by reference.

10.6	Form of Loan Agreement - 13% Secured Note (filed as Exhibit 10.1 to the Registrant's Form 8-K filed October 20, 2014 and incorporated herein by reference)

21*	List of Subsidiaries of Registrant

23.1*	Consent of Whitley Penn LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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