Form 10-Q
period 2015-03-31
Sable Natural Resources Corp
filed 2015-05-26
CIK 1475899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2015 the registrant had 35,157,501 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS
The statements contained in all parts of this document relate to future events, including, but not limited to, any and all statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve known and unknown risks and uncertainties, including, but not limited to, those relating to the current economic and credit environment, the volatility of natural gas and oil prices, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, technological changes, our significant capital requirements, our ability to continue as a going concern, the potential impact of government regulations and the taxation of the oil and gas industry, adverse regulatory determinations, litigation, competition, availability of drilling, completion and production equipment and materials, business and equipment acquisition risks, weather, availability of financing and the terms of any such financing, financial condition of our industry partners, ability to obtain permits, drilling and completion of wells, infrastructure for salt water disposal, costs of exploiting and developing our properties and conducting other operations, the ability to obtain financing for drilling activities, competition in the oil and natural gas industry, developments in oil producing and natural gas producing countries, and other factors detailed herein. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Risk Factors” and in our Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

PART I
Item 1.  Financial Statements
SABLE NATURAL RESOURCES CORPORATION
Consolidated Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$426,427	$205,999
Accounts receivable, net	82,830	117,833
Inventory	22,804	59,385
Prepaid expenses and other	92,295	91,480
Total current assets	624,356	474,697

Restricted cash	2,986,204	2,986,154
Oil & gas properties and equipment, net	11,800,290	11,665,160
Deferred financing costs	2,925,728	3,209,168
Deposits and other	265,739	262,697

Total assets	$18,602,317	$18,597,876

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,905,590	$1,674,295
Accounts payable - related party	480,000	480,000
Accrued liabilities	697,371	414,567
Revenues payable	71,107	69,548
Debt - current portion	536,709	282,791
Total current liabilities	3,690,777	2,921,201

Other liabilities:
Debt	12,164,309	10,681,124
Accrued working interest	2,911,872	3,053,272
Derivative liabilities	514,950	617,125
Asset retirement obligation	1,295,686	1,284,771

Total liabilities	20,577,594	18,557,493

Commitments and contingencies

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; and redemption value of 3,724,004 at September 30, 2014 and December 31, 2013	3,724,004	3,724,004

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 36,158,542 shares issued and 35,157,501 outstanding at March 31, 2015 and 36,158,542 shares issued and 35,157,501 outstanding at December 31, 2014	36,158	36,158
Additional paid-in capital	21,999,647	21,947,952
Treasury stock, at cost: 1,001,041 shares at September 30, 2014 and December 31, 2013	(1,860,233)	(1,860,233)
Accumulated deficit	(25,874,853)	(23,807,498)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity (deficit)	(5,699,281)	(3,683,621)

Total liabilities and stockholders’ equity (deficit)	$18,602,317	$18,597,876
See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Land services and other	$1,329	$1,074
Oil and gas sales	259,821	48,133
Sale of oil and gas interests	—	27,260
Total revenues	261,150	76,467

Operating expenses:
Oil & gas lease operating expenses	530,532	37,113
Exploration	39,274	30,950
Depreciation, depletion, and amortization	454,504	9,936
Selling, general, and administrative expenses	738,370	362,390
Total operating expenses	1,762,680	440,389

Loss from operations	(1,501,530)	(363,922)

Other income (expense):
Interest and dividend income	50	77
Deferred financing cost amortization	(283,440)	—
Change in value of accrued working interest	141,401	—
Change in fair value of derivative liabilities	102,175	—
Interest expense	(526,011)	(77,382)
Total other expense	(565,825)	(77,305)

Loss before income taxes	(2,067,355)	(441,227)
Income tax benefit (provision)	—	—

Net loss	$(2,067,355)	$(441,227)

Basic and diluted earnings per share:
Net loss	$(0.06)	$(0.02)

Weighted average shares outstanding
Basic and diluted	35,157,501	26,755,408

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net loss to common stockholders	$(2,067,355)	$(441,227)

Other comprehensive loss	—	—

Comprehensive loss to common stockholders	$(2,067,355)	$(441,227)

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amounts		Shares	Amounts			Total

Balance at December 31, 2014	36,158,542	$36,158	$21,947,952	1,001,041	$(1,860,233)	$(23,807,498)	$—	$(3,683,621)

Share based compensation	—	—	51,695					51,695

Comprehensive loss:
Net loss						(2,067,355)		(2,067,355)
Comprehensive loss to common stockholders								(2,067,355)

Balance at March 31, 2015	36,158,542	$36,158	$21,999,647	1,001,041	$(1,860,233)	$(25,874,853)	$—	$(5,699,281)

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,067,355)	$(441,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	454,504	9,936
Share-based compensation	51,695	5,505
Share-based debt issuance costs	—	11,249
Accretion of discount on asset retirement obligations	10,915	—
Amortization of debt discount	123,819	16,482
Amortization of deferred financing fees	283,440	—
Change in accrued working interest liability	(141,400)	—
Change in fair value of derivative liabilities	(102,175)	—
Gain on sale of oil and gas interest	—	(27,260)
Change in working capital:
Accounts receivable	35,003	(12,931)
Inventories	36,581	—
Prepaid expenses and other	(815)	23,472
Accounts payable and accrued expenses	514,099	(27,482)
Deposits held in trust	(3,042)	—
Revenues payable	1,559	(6,805)

Net cash provided by (used in) operating activities	(803,172)	(449,061)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	67,238
Investments in oil and gas properties	(589,634)	(17,372)
Restricted cash	(50)	(77)

Net cash used in investing activities	(589,684)	49,789

Cash flows from financing activities:
Issuance of 13% secured notes	1,675,000	—
Issuance of 12% convertible debentures	—	250,000
Borrowings under notes payable	—	200,000
Payments on notes payable	(61,716)	(41,443)

Net cash provided by (used in) financing activities	1,613,284	408,557

Net increase (decrease) in cash and cash equivalents	220,428	9,285
Cash and cash equivalents at beginning of period	205,999	93,728

Cash and cash equivalents at end of period	$426,427	$103,013
See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1.	Summary of Significant Accounting Policies
General
Sable Natural Resources Corporation (“Sable”) is an independent oil and gas company focused on the acquisition and exploitation of unconventional liquids rich gas and oil reserves in the Fort Worth Basin. The company's strategy is to increase production and expand oil and gas reserves through unconventional recompletions and restimulations of existing conventional wells and the drilling of low risk, high rate-of-return gas and oil wells.
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
The interim financial data as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.  The consolidated results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as filed in our Annual Report on Form 10-K for the year ended December 31, 2014.  Due to time and financial constraints, this report has not been reviewed by our independent auditors.
Liquidity
We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements, including cash requirements that may be due under existing debt obligations as well as amounts due to our vendors in the normal course of business. For the three months ended March 31, 2015, we incurred a net loss of $2,067,355, and have an accumulated deficit totaling $25,874,853, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.
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
Restricted cash
On May 4, 2012, (the “Closing Date”), we entered into an agreement with a third party, FDF Resources Holdings LLC
(the” Purchaser”), which resulted in the sale of 100% of the outstanding interests of FDF. The total consideration for the sale was $62.5 million. In accordance with the Merger Agreement, $6,250,000 of the total consideration was set aside to be held in escrow

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

and is reported as restricted cash on the accompanying consolidated balance sheets. The funds held in escrow are subject to distribution in accordance with terms set forth in the Merger Agreement. As of March 31, 2015 the balance of $2,986,204 remains for redemption of the Series A convertible preferred stock after May 4, 2015, less any future claims asserted by the buyer pursuant to the terms of the escrow agreement and vetted by Sable, along with direct costs and third party legal fees associated with preserving the escrow fund incurred by Sable.

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

March 31, 2015
Warrants	11,892,440
Stock Options	745,000
Restricted Stock	763,333
Series A Convertible Preferred Stock	3,724,004
17,124,777

NOTE 2.	PROPERTY AND EQUIPMENT
Property and equipment, which includes our oil and gas properties at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Oil and gas properties	$12,481,764	$11,903,045
Furniture, fixtures, and equipment	359,931	359,931
Total property and equipment	12,841,695	12,262,976
Accumulated DD&A	(1,041,405)	(597,816)
Property and equipment, net	$11,800,290	$11,665,160

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3.	DERIVATIVE LIABILITIES
At March 31, 2015, we had two derivative liabilities on our consolidated balance sheet related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock and the 13% Secured Notes.  The agreements setting forth the terms of the warrants includes an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price per share.  Accordingly, we consider the warrants to be a derivative.  The activity for the three months ended March 31, 2015 for these derivatives is as follows:

	Series A Preferred Stock - warrants derivative	13% Secured Note - warrants derivative	Total Derivative liability
December 31, 2014	$33,300	$583,825	$617,125

Change in fair value of derivative liabilities	(16,650)	(85,525)	(102,175)

March 31, 2015	$16,650	$498,300	$514,950

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4.	DEBT
A summary of our outstanding debt obligations as of March 31, 2015 and December 31, 2014 is presented as follows:

	March 31, 2015	December 31, 2014
13.0% Secured Notes	$11,325,000	$9,650,000
12.0% Convertible Debentures	1,950,000	1,950,000
Francis Promissory Note (non-interest bearing)	200,000	225,000
Strasburger Promissory Note (non-interest bearing)	84,042	105,642
5.5% Insurance Financing	60,763	68,203
7.5% Secured Equipment Loans	130,178	137,855

Total debt	$13,749,983	$12,136,700

Less: current maturities	(536,709)	(282,791)

Total long-term debt	$12,164,309	$10,681,124

Discount - 13% Secured Notes - warrants	(924,989)	(1,023,508)
Discount - 12% Convertible Debentures - warrants	(88,908)	(97,760)
Discount - Francis Note - interest	(28,557)	(42,835)
Discount - Strasburger Note - interest	(6,511)	(8,682)

Total debt net of discount	$12,701,018	$10,963,915

Less: current maturities	(536,709)	(282,791)

Total long-term debt	$12,164,309	$10,681,124

Debt maturities are as follows:
2015	$569,073	$729,345
2016	4,655,755	3,887,200
2017	8,472,001	7,467,001
2018	28,312	28,312
2019	24,842	24,842
	$13,749,983	$12,136,700

NOTE 5.	COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space and office equipment under non-cancelable operating leases which provide for minimum annual rentals.  At March 31, 2015, future minimum obligations under these lease agreements are as follows:

2015	74,052
2016	58,283
2017	—
2018	—
Thereafter	—
$132,335

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Total lease rental expense for the three months ended March 31, 2015 and 2014 was $42,319 and $10,572 respectively.
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
A summary of warrant activity for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015		2014
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	10,971,190	$0.84	4,748,690	$1.18
Issued	921,250	0.50	75,000	0.75
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of period	11,892,440	$0.77	4,823,690	$1.17

The following table shows the weighted average assumptions used in the Monte Carlo simulation of the fair value of the warrants issued in the three months ended March 31, 2015:

Volatility	176.63%
Risk-free interest rate	1.07%
Expected life	1.59 Years
Fair value on grant date	$0.08

NOTE 7.	STOCK BASED COMPENSATION
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

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes our stock option activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term - Years
Outstanding, December 31, 2014	745,000	$0.15	$0.31	9.5
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled / Forfeited	—	$—	$—
Outstanding, March 31, 2015	745,000	$0.15	$0.31	9.25
Options exercisable at March 31, 2015	248,333	$0.15	$0.31	9.25

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
The following table summarizes our restricted stock activity for the three months ended March 31, 2015

	Shares	Wtd Avg Grant-Date Fair Value
Nonvested, December 31, 2014	946,667	$0.28
Granted	—	$—
Vested	(183,334)	$0.25
Canceled / Forfeited	—	$—
Nonvested, March 31, 2015	763,333	$0.29

NOTE 8.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

SABLE NATURAL RESOURCES CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

As discussed in Note 3, we consider the warrants issued to the holders of the Company’s 13% Secured Notes and the Series A Convertible Preferred Stock to be derivatives, and, as a result, the fair value of the derivative liabilities are reported on the accompanying consolidated balance sheets.  We value the derivative liabilities using a Monte Carlo simulation, which contains significant unobservable, or Level 3, inputs.  The use of valuation techniques requires us to make various key assumptions for inputs into the model, including assumptions about the expected behavior of the instruments’ holders and expected future volatility of the price of our common stock.  At certain common stock price points within the Monte Carlo simulation, we assume holders of the instruments will convert into shares of our common stock.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2015	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$514,950	$—	$—	$514,950

March 31, 2014	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$2,510	$—	$—	$2,510
Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2014	$617,125
Change in derivative liabilities	(108,175)
Issuance of warrant derivative	6,000
Balance, March 31, 2015	$514,950

Balance, December 31, 2013	$2,510
Change in derivative liabilities	—
Issuance of warrant derivative	—
Balance, March 31, 2014	$2,510

NOTE 9.	INCOME TAXES
Income tax provision for the three months ended March 31, 2015 and 2014 was $0 and $0, respectively.  At March 31, 2015 and December 31, 2014 we have no deferred tax assets or liabilities included in the consolidated balance sheets.
The balance of the valuation allowance as of December 31, 2014 was $11,199,275.  The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

NOTE 10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Additional cash flow information was as follows for the three months ended March 31, 2015 and 2014:

	2015	2014
Supplemental disclosures of cash flow information:
Total cash paid for interest	$362,879	$14,500
Total cash paid for taxes	$—	—

	2015	2014
Supplemental disclosure of non-cash information:
Warrants issued	$73,700	$—

NOTE 11.  SUBSEQUENT EVENTS

On May 4, 2015 the escrow related to the restricted cash was released. The Company notified the holders of the Series A Convertible Preferred Stock that 3,724,004 shares would be redeemed in exchange for $2,752,725 in cash and 971,279 shares to be re-issued. The final redemption of the escrow balance is as follows:

Final escrow balance		2,986,204

Final indemnity claim vetted and settled by Sable	60,000
Legal fees incurred by Sable in defending the escrow balance	143,856
Time and travel costs incurred by Sable in defending the escrow balance	27,123
Administrative costs of effecting the final redemption	2,500
Total costs and final claim		233,479
Final cash redemption		2,752,725

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Overview
Sable Natural Resources Corporation (“Sable”) is an independent oil and gas company focused on the acquisition and exploitation of unconventional liquids rich gas and oil reserves in the Fort Worth Basin. The company's strategy is to increase production and expand oil and gas reserves through unconventional recompletions and restimulations of existing conventional wells and the drilling of low risk, high rate-of-return gas and oil wells.
Sable and subsidiaries are collectively referred to herein as the "Company,” “we,” “us,” and “our.”

Results of Operations
Selected Data

	Three Months Ended March 31,
	2015	2014
Financial Results
Revenues - Land Lease	$1,329	$1,074
Revenues - Oil and Gas sales	259,821	48,133
Revenues - Sale of oil and gas interests	—	27,260

Total revenues	261,150	76,467

Total operating expenses	1,762,680	409,439
Total other expense	(565,825)	(77,305)

Loss before income taxes	(2,067,355)	(410,277)
Income tax benefit (provision)	—	—

Net loss	$(2,067,355)	$(410,277)

Operating Results

Consolidated Adjusted EBITDAX(1)	$(1,007,702)	$(292,009)

________________________________________________________

(1)See Results of Operations—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDAX to net loss, which is presented in accordance with GAAP.
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Revenues.  Revenues increased $184,683 for the three months ended March 31, 2015, compared to the prior year period. This was primarily due to an increase in revenues from oil & gas sales of $211,688 as our production volumes increased following our acquisition of the Panther Creek properties on October 15, 2014. This increase was partially offset by a decrease in the sale of oil and gas interests of $27,260.  We anticipate revenues from land services and sale of oil and gas interests will decrease over time as we continue to focus on operating Panther Creek.
Oil & gas lease operating expenses.  Lease operating expenses increased significantly by $493,419 for the three months ended March 31, 2015 compared to three months ended March 31, 2014.  This was due to increased field operations following the acquisition of Panther Creek properties.
Exploration.  Exploration costs for the three months ended March 31, 2015 has increased by $39,274 over the prior period due to the shift in focus towards retaining and developing properties.
Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) for the three months ended March 31, 2015, increased by $444,568 over the prior period due to the addition of the Panther Creek property.
Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses increased $375,980 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  This increase was due to an overall increase in professional fees and expenses including accounting and legal costs, and increases in payroll related costs due in part to an increase in personnel.  SG&A consists primarily of salary and wages, contract labor, professional fees, lease rental costs, and insurance costs.
Interest expense.  Interest expense increased $448,629 for the three months ended March 31, 2015 compared to the prior year period primarily due to the addition of the 13% Secured Notes and the 12% convertible debentures.  Interest expense was $526,011 for the three months ended March 31, 2015 compared to $77,382 for the same period in the prior year.
Income tax benefit (provision).  The income tax benefit (provision) for the three months ended March 31, 2015 and 2014 of $0 and $0, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.
Adjusted EBITDAX
To assess the continuing operating results of our business, our chief operating decision maker analyzes net income (loss) before income taxes, interest expense, DD&A, exploration, impairments, gains or losses resulting from the sale of assets or resolution of commercial disputes, changes in fair value attributable to derivative liabilities, and discontinued operations (“Adjusted EBITDAX”).  Our definition of Adjusted EBITDAX, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to our financing methods or capital structure.  Similarly, DD&A, exploration and impairments are excluded from Adjusted EBITDAX as a measure of our operating performance because capital expenditures are evaluated at the time capital costs are incurred.  In addition, changes in fair value attributable to derivative liabilities and the accretion of preferred stock liability are excluded from Adjusted EBITDAX since these unrealized (gains) losses are not considered to be a measure of asset-operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.
Adjusted EBITDAX, as we define it, may not be comparable to similarly titled measures used by other companies. Therefore, our consolidated Adjusted EBITDAX should be considered in conjunction with net income (loss) and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect net income (loss) and net cash provided by operating activities.  Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP.  Below is a reconciliation of consolidated Adjusted EBITDAX to consolidated net income (loss) to common stockholders as reported on our consolidated statements of operations.

	Three Months Ended March 31,
	2015	2014
Reconciliation of Adjusted EBITDAX to GAAP Net Loss:
Net loss	$(2,067,355)	$(410,277)

Interest expense	526,011	77,382
DD&A	454,504	9,936
Exploration	39,274	30,950
Deferred financing cost amortization	283,440	—
Change in value of accrued working interest	(141,401)	—
Change in fair value of derivative liabilities	(102,175)	—

Consolidated Adjusted EBITDAX	$(1,007,702)	$(292,009)
Liquidity and Capital Resources
Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of March 31, 2015, we have cash and cash equivalents totaling $426,427, and negative working capital of $(3,066,421).
We do not currently generate sufficient cash flow from operations, and so we are continuing to raise additional capital through equity and/or debt financings to support and expand our drilling activities until such time as we can fully implement our plan of future operations and generate sufficient cash flow.
Cash Flows
The following table summarizes our cash flows and has been derived from our unaudited financial statements for the three months ended March 31, 2015 and 2013.

	Three Months Ended March 31,
	2015	2014
Cash flow provided by (used in) operating activities	(803,172)	(449,061)
Cash flow provided by (used in) investing activities	(589,684)	49,789
Cash flow provided by (used in) financing activities	1,613,284	408,557

Net increase (decrease) in cash and cash equivalents	220,428	9,285
Beginning cash and cash equivalents	93,728	1,484,386

Ending cash and cash equivalents	$314,156	$1,493,671

Cash flows used in operating activities increased for the three months ended March 31, 2015 by $354,111 compared to cash flows from operating activities for the three months ended March 31, 2014. This increase was mainly due to increased LOE costs associated with the Panther Creek properties.
Cash flows used in investing activities for the three months ended March 31, 2015 increased by $639,473 compared to the three months ended March 31, 2014.  The change is primarily due to an $572,262 increase in cash outflows used in the investment in oil & gas properties.
Cash flows provided by financing activities increased by $1,204,727 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase was due primarily to the $1,675,000 provided by the issuance of 13% Secured Notes.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies
Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  Other than the clarification to our revenue recognition policy described below, there have been no significant changes in our critical accounting estimates and policies during the three months ended March 31, 2015.
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
Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting were made during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.  Legal Proceedings
At March 31, 2015, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations.  In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.
Item 1A.  Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the Company’s Form 10-K for the year ended December 31, 2014.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
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
RKJ Holdings, LLC is one of the Lenders under the Loan Agreement as of October 14, 2014. RKJ Holdings, LLC is owned and managed by Mr. Cory R. Hall, the President and Chief Operating Officer of Sable and a member of the Sable Board of Directors. As a Lender, RKJ Holdings loaned Sable $2,850,000 at closing and an additional $150,000 during the three months ended March 31, 2015.
As of March 31, 2015 we had raised $11,325,000 under the 13% Secured Notes offering including warrants to purchase up to 6,228,750 shares of the Company's common stock.
The proceeds were used to acquire the Panther Creek property, begin remedial and recompletion operations along with general corporate overhead.

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

Sable Natural Resources Corporation

	By:	/s/ Michael K. Galvis
Michael K. Galvis
Chief Executive Officer

May 22, 2015

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

10.1	Employment Agreement - Galvis (filed as Exhibit 10.1 to the Registrant's Form 10-K filed August 14, 2014 and incorporated herein by reference.

10.2	Employment Agreement - Hall (filed as Exhibit 10.2 to the Registrant's Form 10-K filed August 14, 2014 and incorporated herein by reference.

10.3	NYTEX Energy Holdings, Inc. 2014 12% Convertible Debenture (filed as Exhibit 10.3 to the Registrant's Form 10-K filed August 14, 2014 and incorporated herein by reference.

10.4	NYTEX Energy Holdings, Inc. 2014 Debenture Warrant (filed as Exhibit 10.4 to the Registrant's Form 10-K filed August 14, 2014 and incorporated herein by reference.

10.5	Securities Purchase Agreement - Hall (filed as Exhibit 10.5 to the Registrant's Form 10-K filed August 14, 2014 and incorporated herein by reference.

10.6	Form of Loan Agreement - 13% Secured Note (filed as Exhibit 10.1 to the Registrant's Form 8-K filed October 20, 2014 and incorporated herein by reference)

21	List of Subsidiaries of Registrant (filed as Exhibit 21 to the Registrant's Form 10-K filed March 31, 2015 and incorporated herein by reference)

23.1	Consent of Whitley Penn LLP (filed as Exhibit 23.1 to the Registrant's Form 10-K filed March 31, 2015 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
________________________________________________________
*                 Filed herewith
**          Furnished herewith