Form 10-Q
period 2015-06-30
Sable Natural Resources Corp
filed 2015-08-14
CIK 1475899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 the registrant had 35,157,501 shares of common stock outstanding.

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

PART I

Item 1.  Financial Statements

SABLE NATURAL RESOURCES CORPORATION

Consolidated Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$640,500	$205,999
Accounts receivable, net	58,950	117,833
Inventory	—	59,385
Prepaid expenses and other	96,983	91,480
Total current assets	796,433	474,697

Restricted cash	—	2,986,154
Property and equipment, net	11,790,529	11,665,160
Deferred financing costs	2,642,288	3,209,168
Deposits and other	262,697	262,697

Total assets	$15,491,947	$18,597,876

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,368,187	$1,674,295
Accounts payable - related party	—	480,000
Accrued liabilities	386,343	414,567
Revenues payable	60,820	69,548
Debt - current portion	12,676,449	282,791
Total current liabilities	15,491,799	2,921,201

Other liabilities:
Debt	—	10,681,124
Note payable - related party	792,274	—
Accrued working interest	2,829,573	3,053,272
Derivative liabilities	124,575	617,125
Asset retirement obligation	1,306,600	1,284,771

Total liabilities	20,544,821	18,557,493

Commitments and contingencies

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; and redemption value of $1,367,673 at June 30, 2015 and $3,724,004 at December 31, 2014	1,367,673	3,724,004

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 36,158,542 shares issued and 35,157,501 outstanding at June 30, 2015 and 36,158,542 shares issued and 35,157,501 outstanding at December 31, 2014	36,158	36,158
Additional paid-in capital	21,947,520	21,947,952
Treasury stock, at cost: 1,001,041 shares at June 30, 2015 and December 31, 2014	(1,860,233)	(1,860,233)
Accumulated deficit	(26,543,992)	(23,807,498)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity (deficit)	(6,420,547)	(3,683,621)

Total liabilities and stockholders’ equity (deficit)	$15,491,947	$18,597,876

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Land services and other	$—	$185,617	$1,329	186,691
Oil and gas sales	270,284	159,695	530,105	207,828
Sale of oil and gas interests	—	19,292	—	46,552
Total revenues	270,284	364,604	531,434	441,071

Operating expenses:
Oil & gas lease operating expenses	322,784	29,888	853,316	67,001
Exploration	350	—	39,624	30,950
Depreciation, depletion, and amortization	283,478	17,638	737,982	27,574
Selling, general, and administrative expenses	284,339	439,650	1,022,709	802,040
Loss on sale of assets, net	60,000	—	60,000	-
Impairment loss	136,684	—	136,684	-
Total operating expenses	1,087,635	487,176	2,850,315	927,565

Income (loss) from operations	(817,351)	(122,572)	(2,318,881)	(486,494)

Other income (expense):
Interest and dividend income	79	78	129	155
Interest expense	(41,100)	(41,488)	(567,111)	(118,870)
Deferred financing cost amortization	(283,440)	—	(566,880)	-
Change in value of accrued working interest	82,298	—	223,699	-
Change in fair value of derivative liabilities	390,375	—	492,550	-
Total other expense	148,212	(41,410)	(417,613)	(118,715)

Income (loss) before income taxes	(669,139)	(163,982)	(2,736,494)	(605,209)
Income tax benefit (provision)	—	—	—	-

Net income (loss)	(669,139)	(163,982)	(2,736,494)	(605,209)

Basic and diluted earnings per share:
Net income (loss)	$(0.02)	$(0.01)	$(0.08)	$(0.02)

Weighted average shares outstanding
Basic and diluted	35,157,501	27,745,915	35,157,501	27,255,330

See accompanying Notes to Consolidated Financial Statements

5

SABLE NATURAL RESOURCES CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) to common stockholders	$(669,139)	$(163,982)	$(2,736,494)	$(605,209)

Other comprehensive income (loss)	—	—	—	—

Comprehensive income (loss) to common stockholders	$(669,139)	$(163,982)	$(2,736,494)	$(605,209)

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (Loss)	Total

Balance at December 31, 2014	36,158,542	$36,158	$21,947,952	1,001,041	$(1,860,233)	$(23,807,498)	$—	$(3,683,621)

Share based compensation	—	—	(432)	—	—	—	—	(432)

Comprehensive loss:
Net loss						(2,736,494)	—	(2,736,494)
Comprehensive loss to common stockholders								(2,736,494)

Balance at March 31, 2015	36,158,542	$36,158	$21,947,520	1,001,041	$(1,860,233)	$(26,543,992)	$—	$(6,420,547)

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Loss	(2,736,494)	(605,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	716,153	27,574
Share-based compensation	(432)	(1,591)
Share-based interest payments	—	11,249
Accretion of discount on asset retirement obligations	21,829	—
Amortization of debt discount	123,821	33,511
Amortization of deferred financing fees	566,880	—
Change in accrued working interest liability	(223,699)	—
Change in fair value of derivative liabilities	(492,550)	—
(Gain) loss on sale of oil and gas interest	—	(27,260)
Impairment loss	136,684	—
Change in working capital:
Accounts receivable	58,883	(227,195)
Inventories	59,385	—
Prepaid expenses and other	(5,503)	45,664
Accounts payable	693,892	(117,965)
Accrued expenses	(28,224)	—
Other liabilities	(8,728)	52,674

Net cash provided by (used in) operating activities	(1,118,103)	(808,548)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	95,000	67,238
Investments in oil and gas properties	(1,073,208)	(277,992)
Restricted cash	(50)	(77)

Net cash provided by (used in) investing activities	(978,258)	(210,831)

Cash flows from financing activities:
Issuance of 13% secured notes	1,675,000	—
Issuance of 12% convertible debentures	—	900,000
Proceeds from issuance of common stock	—	1,001,738
Release of escrow	2,986,204	—
Redemption of Series A convertible preferred stock	(2,356,331)	—
Borrowings from related party	312,274	—
Borrowings under notes payable	—	200,000
Payments on notes payable	(86,285)	(285,728)

Net cash provided by (used in) financing activities	2,530,862	1,816,010

Net increase (decrease) in cash and cash equivalents	434,501	796,631
Cash and cash equivalents at beginning of period	205,999	93,728

Cash and cash equivalents at end of period	640,500	890,359

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

The interim financial data as of June 30, 2015 and for the six months ended June 30, 2015 and 2014 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.  The consolidated results of operations for the six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

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

Liquidity

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements, including cash requirements that may be due under existing debt obligations as well as amounts due to our vendors in the normal course of business. For the six months ended June 30, 2015, we incurred a net loss of $2,736,494, and have an accumulated deficit totaling $26,543,992, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

We intend to seek substantial sources of liquidity. In addition, management has implemented plans to improve liquidity through cash flows generated from development of new business initiatives within the energy & natural resources industry and improvements to results from existing operations. We are currently in default on substantially all of our debt obligations, and are seeking ways to restructure the company to satisfy our creditors. There can be no assurance that we will be successful with our plans or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Restricted cash

On May 4, 2012, (the “Closing Date”), we entered into an agreement with a third party, FDF Resources Holdings LLC (the” Purchaser”), which resulted in the sale of 100% of the outstanding interests of FDF. The total consideration for the sale was $62.5 million. In accordance with the Merger Agreement, $6,250,000 of the total consideration was set aside to be held in escrow. The funds held in escrow were subject to distribution in accordance with terms set forth in the Merger Agreement. As of December 31, 2014 the balance of $2,986,154 remained for redemption of the Series A convertible preferred stock after May 4, 2015, less any future claims asserted by the buyer pursuant to the terms of the escrow agreement and vetted by Sable, along with direct costs and third party legal fees associated with preserving the escrow fund incurred by Sable.

On May 4, 2015 a final claim of $60,000 was presented by the buyer and was vetted by Sable. The remaining escrow balance of $2,926,204 was released to Sable and after reimbursement of $173,479 for legal fees and direct costs, $2,752,725 was available for distribution to the Series A convertible preferred stockholders. As of June 30, 2015 a total of $2,356,331 had been redeemed.

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

June 30, 2015
Warrants	11,892,440
Stock Options	745,000
Restricted Stock	763,333
Series A Convertible Preferred Stock	1,367,673
14,768,446

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2.	PROPERTY AND EQUIPMENT

Property and equipment, which includes our oil and gas properties at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014

Oil and gas properties:
Proved	12,399,011	11,462,488
Unproved	345,557	440,557
Furniture, fixtures, and equipment	359,931	359,931
Total property and equipment	13,104,499	12,262,976
Accumulated DD&A	(1,313,970)	(597,816)

Property and equipment, net	$11,790,529	$11,665,160

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3.	DERIVATIVE LIABILITIES

At June 30, 2015, we had two derivative liabilities on our consolidated balance sheet related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock and the 13% Secured Notes.  The agreements setting forth the terms of the warrants includes an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price per share.  Accordingly, we consider the warrants to be a derivative.  The activity for the six months ended June 30, 2015 for these derivatives is as follows:

	Series A Preferred Stock - warrants	13% Secured Note - warrants	Total
December 31, 2014	33,300	583,825	617,125
Change in fair value of derivative liabilities	(33,300)	(459,250)	(492,550)

June 30, 2015	—	124,575	124,575

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4.	DEBT

A summary of our outstanding debt obligations as of June 30, 2015 and December 31, 2014 is presented as follows:

	June 30, 2015	December 31, 2014
13.0% Secured Notes	$11,325,000	$9,650,000
12.0% Convertible Debentures	1,950,000	1,950,000
Francis Promissory Note (non-interest bearing)	191,667	225,000
Strasburger Promissory Note (non-interest bearing)	75,708	105,642
5.5% Insurance Financing	60,763	68,203
7.5% Secured Equipment Loans	122,276	137,855

Total debt	$13,725,414	$12,136,700

Discount - 13% Secured Notes - warrants	(924,989)	(1,023,508)
Discount - 12% Convertible Debentures - warrants	(88,908)	(97,760)
Discount - Francis Note - interest	(28,557)	(42,835)
Discount - Strasburger Note - interest	(6,511)	(8,682)

Total debt net of discount	$12,676,449	$10,963,915

Less: current maturities	(12,676,449)	(282,791)

Total long-term debt	$-	$10,681,124

Debt maturities are as follows:
2015	$13,725,414	$729,345
2016	—	3,887,200
2017	—	7,467,001
2018	—	28,312
2019	—	24,842
	$13,725,414	$12,136,700

The Company is in default on all debt obligations except the 7.5% secured equipment loans. Accordingly, no interest has been accrued at June 30, 2015 and all debt has been classified as current.

On June 18, 2015 the Company entered into a note payable to Cory Hall, former President and COO to secure advances made to purchase the Panther Creek property and to fund operations. The note is secured by the Company’s non-operated properties and bears interest at prime +.75% and matures June 18, 2017.

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and office equipment under non-cancelable operating leases which provide for minimum annual rentals.  At June 30, 2015, future minimum obligations under these lease agreements are as follows:

2015	41,127
2016	71,825
2017	13,542
2018	3,386
Thereafter	—
$129,880

Total lease rental expense for the six months ended June 30, 2015 and 2014 was $81,964 and $43,876 respectively.

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

A summary of warrant activity for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,
	2015		2014
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	10,971,190	$0.84	4,748,690	$1.18
Issued	921,250	0.50	390,000	0.49
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of period	11,892,440	$0.77	5,138,690	$1.13

The following table shows the weighted average assumptions used in the Monte Carlo simulation of the fair value of the warrants issued in the six months ended June 30, 2015:

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

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Stock Options

We utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors. Forfeitures are recognized as a reversal of expense of any unvested amounts in the period incurred.

The following table summarizes our stock option activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term - Years
Outstanding, December 31, 2014	745,000	$0.15	$0.31	9.5
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled / Forfeited	625,000	$0.10	$0.33
Outstanding, June 30, 2015	120,000	$0.42	$0.19	7.75
Options exercisable at June 30, 2015	80,000	$0.42	$0.19	7.75

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

The following table summarizes our restricted stock activity for the six months ended June 30, 2015

	Shares	Wtd Avg Grant-Date Fair Value
Nonvested, December 31, 2014	946,667	$0.28
Granted	—	$—
Vested	(183,334)	$0.25
Canceled / Forfeited	(416,667)	$0.33
Nonvested, March 31, 2015	346,666	$0.24

NOTE 8.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2015	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$124,575	$—	$—	$124,575

June 30, 2014	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$2,510	$—	$—	$2,510

Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2014	$617,125
Change in derivative liabilities	(492,550)
Balance, June 30, 2015	$124,575

Balance, December 31, 2013	$2,510
Change in derivative liabilities	—
Issuance of warrant derivative	—
Balance, June 30, 2014	$2,510

NOTE 9.	INCOME TAXES

Income tax provision for the six months ended June 30, 2015 and 2014 was $0 and $0, respectively.  At June 30, 2015 and December 31, 2014 we have no deferred tax assets or liabilities included in the consolidated balance sheets.

The balance of the valuation allowance as of December 31, 2014 was $11,199,275.  The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the six months ended June 30, 2015 and 2014:

	2015	2014
Supplemental disclosures of cash flow information:
Total cash paid for interest	$541,498	$53,409
Total cash paid for taxes	$—	—

	2015	2014
Supplemental disclosure of non-cash information:
Warrants issued	$73,700	$13,494

NOTE 11.	SUBSEQUENT EVENTS

On July 8, 2015 Sable Operating Company received a notice of default and intent to accelerate that certain loan agreement originally dated October 14, 2014 from the holders of the 13% Secured Notes. The notice specifies three events of default; mineral contractor’s lien affidavits having been filed by three vendors, failure to make the required note payment due April 15, 2015 to RKJ Holdings, LLC (a related party controlled by the company’s former President and COO, Cory R. Hall), and failure to maintain the lease in good repair and operating condition due to numerous shut-in wells. The Secured Note holders were due quarterly interest payments on July 15, 2015 that have not been paid as well.

On August 4, 2015 Jonathan Rich resigned as Director of the Company. Mr. Rich’s resignation was not due to any disagreements with us on any of our policies or practices.

On August 6, 2015 Sable Operating Company received notice of acceleration and foreclosure sale on September 1, 2015 from the holders of the 13% Secured notes. The Company remains in default on substantially all of its debt obligations.

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

Sable and subsidiaries are collectively referred to herein as the "Company,” “we,” “us,” and “our.”

Results of Operations

Selected Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Financial Results
Revenues - Land Lease	$—	$185,617	$1,329	$186,691
Revenues - Oil and Gas sales	270,284	159,695	530,105	207,828
Revenues - Sale of oil and gas interests	—	19,292	—	46,552

Total revenues	270,284	364,604	531,434	441,071

Total operating expenses	1,087,635	487,176	2,850,315	927,565
Total other expense	148,212	(41,410)	(417,613)	(118,715)

Loss before income taxes	(669,139)	(163,982)	(2,736,494)	(605,209)
Income tax benefit (provision)	—	—	—	—

Net loss	$(669,139)	$(163,982)	$(2,736,494)	$(605,209)

Operating Results

Consolidated Adjusted EBITDAX(1)	$(730,128)	$(104,856)	$(1,737,830)	$(427,815)

(1)See Results of Operations—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDAX to net loss, which is presented in accordance with GAAP.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues.  Revenues decreased $94,320 for the three months ended June 30, 2015, compared to the prior year period. This was primarily due to decrease in land lease revenues of $185,617 partially offset by an increase in revenues from oil & gas sales of $110,589 as our production volumes increased following our acquisition of the Panther Creek properties on October 15, 2014.

Oil & gas lease operating expenses.  Lease operating expenses increased significantly by $292,896 for the three months ended June 30, 2015 compared to three months ended June 30, 2014.  This was due to increased field operations following the acquisition of Panther Creek properties.

Exploration.  Exploration costs for the three months ended June 30, 2015 has increased by $350 over the prior period due to the shift in focus towards retaining and developing properties.

Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) for the three months ended June 30, 2015, increased by $265,840 over the prior period due to the addition of the Panther Creek properties.

Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses decreased $155,311 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  This decrease was due to an overall initiative to reduce overhead during the period with management layoffs and closing of the Midland office.

Interest expense.  Interest expense decreased $388 for the three months ended June 30, 2015 compared to the prior year period primarily due to the suspension of interest accruals on the 13% Secured Notes and the 12% convertible debentures as the Company has been unable to make the required interest payments in June and July and is now in default on these debt obligations.

Income tax benefit (provision).  The income tax benefit (provision) for the three months ended June 30, 2015 and 2014 of $0 and $0, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenues.  Revenues increased $90,363 for the six months ended June 30, 2015, compared to the prior year period. This was primarily due to an increase in revenues from oil & gas sales of $322,277 as our production volumes increased following our acquisition of the Panther Creek properties on October 15, 2014. This increase was partially offset by a decrease in land lease revenues of $185,362 and a decrease in the sale of oil and gas interests of $46,552.  We anticipate revenues from land services and sale of oil and gas interests will decrease over time as we continue to focus on operating Panther Creek.

Oil & gas lease operating expenses.  Lease operating expenses increased significantly by $786,315 for the six months ended June 30, 2015 compared to six months ended June 30, 2014.  This was due to increased field operations following the acquisition of Panther Creek properties.

Exploration.  Exploration costs for the six months ended June 30, 2015 has increased by $8,674 over the prior period due to the shift in focus towards retaining and developing properties.

Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) for the six months ended June 30, 2015, increased by $710,408 over the prior period due to the addition of the Panther Creek properties.

Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses increased $220,669 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  This increase was due to an overall increase in professional fees and expenses including accounting and legal costs, and increases in payroll related costs due in part to an increase in personnel.  This increase was partially offset by an overall initiative to reduce overhead at the end of the period with management layoffs and closing of the Midland office.

Interest expense.  Interest expense increased $448,241 for the six months ended June 30, 2015 compared to the prior year period primarily due to the addition of the 13% Secured Notes and the 12% convertible debentures.  Interest expense was $567,111 for the six months ended June 30, 2015 compared to $118,870 for the same period in the prior year. The increase was partially offset by the suspension of interest accruals on the 13% Secured Notes and the 12% convertible debentures at the end of the period as the Company has been unable to make the required interest payments in June and July and is now in default on these debt obligations.

 Income tax benefit (provision).  The income tax benefit (provision) for the six months ended June 30, 2015 and 2014 of $0 and $0, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.

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

Reconciliation of Adjusted EBITDAX to GAAP Net Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	(669,139)	(163,982)	$(2,736,494)	$(605,209)

Interest expense	41,100	41,488	567,111	118,870
DD&A	283,478	17,638	767,982	27,574
Exploration	350	—	39,624	30,950
Deferred financing cost amortization	283,440	—	566,880	—
Change in value of accrued working interest	(82,298)	—	(223,699)	—
Change in fair value of derivative liabilities	(390,375)	—	(492,550)	—
Loss on disposal at assets	(60,000)	—	(60,000)	—
Impairment loss	(136,684)	—	(136,684)	—

Consolidated Adjusted EBITDAX	(730,128)	(104,856)	$(1,737,830)	$(427,815)

Liquidity and Capital Resources

Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of June 30, 2015, we have cash and cash equivalents totaling $640,500, and negative working capital of $(14,695,514).

We do not currently generate sufficient cash flow from operations, and so we are continuing to raise additional capital through equity and/or debt financings to support and expand our drilling activities until such time as we can fully implement our plan of future operations and generate sufficient cash flow. We are currently in default on substantially all of our debt obligations, and are seeking ways to restructure the Company to satisfy our creditors.

Cash Flows

The following table summarizes our cash flows and has been derived from our unaudited financial statements for the six months ended June 30, 2015 and 2013.

	Six Months Ended June 30,
	2015	2014
Cash flow provided by (used in) operating activities	(1,118,103)	(808,548)
Cash flow provided by (used in) investing activities	(978,258)	(210,831)
Cash flow provided by (used in) financing activities	2,530,862	1,816,010

Net increase (decrease) in cash and cash equivalents	434,501	796,631
Beginning cash and cash equivalents	205,999	93,728

Ending cash and cash equivalents	$640,500	$890,359

Cash flows used in operating activities increased for the six months ended June 30, 2015 by $309,555 compared to cash flows from operating activities for the six months ended June 30, 2014. This increase was mainly due to LOE costs associated with the Panther Creek properties.

Cash flows used in investing activities for the six months ended June 30, 2015 increased by $767,427 compared to the six months ended June 30, 2014.  The change is primarily due to an $795,216 increase in cash outflows used in the investment in oil & gas properties.

Cash flows provided by financing activities increased by $714,852 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  The increase was due primarily to the $1,675,000 provided by the issuance of 13% Secured Notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  Other than the clarification to our revenue recognition policy described below, there have been no significant changes in our critical accounting estimates and policies during the six months ended June 30, 2015.

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

Disclosure Controls and Procedures

Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were made during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

At June 30, 2015, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations.  In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.

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

As of June 30, 2015 we had raised $11,325,000 under the 13% Secured Notes offering including warrants to purchase up to 6,228,750 shares of the Company's common stock.

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

August 14, 2015

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

