Form 10-Q
period 2015-09-30
Sable Natural Resources Corp
filed 2015-11-12
CIK 1475899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015 the registrant had 36,296,402 shares of common stock outstanding.

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

PART I

Item 1.  Financial Statements

SABLE NATURAL RESOURCES CORPORATION

Consolidated Balance Sheets

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$113,302	$205,999
Accounts receivable, net	33,995	117,833
Inventory	—	59,385
Prepaid expenses and other	2,500	91,480
Total current assets	149,797	474,697

Restricted cash	—	2,986,154
Property and equipment, net	11,761,684	11,665,160
Deferred financing costs	2,642,288	3,209,168
Deposits and other	269,126	262,697

Total assets	$14,822,895	$18,597,876

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,657,936	$1,674,295
Accounts payable - related party	—	480,000
Accrued liabilities	213,179	414,567
Revenues payable	39,885	69,548
Debt - current portion	12,566,498	282,791
Total current liabilities	15,477,498	2,921,201

Other liabilities:
Debt	—	10,681,124
Note payable - related party	792,274	—
Accrued working interest	2,829,573	3,053,272
Derivative liabilities	124,575	617,125
Asset retirement obligation	1,317,513	1,284,771

Total liabilities	20,541,433	18,557,493

Commitments and contingencies

Mezzanine equity:
Preferred stock, Series A convertible, $0.001 par value; and redemption value of $1,236,868 at September 30, 2015 and $3,724,004 at December 31, 2014	1,236,868	3,724,004

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 37,297,433 shares issued and 36,296,402 outstanding at September 30, 2015 and 36,158,542 shares issued and 35,157,501 outstanding at December 31, 2014	47,497	36,158
Additional paid-in capital	21,948,691	21,947,952
Treasury stock, at cost: 1,001,041 shares at September 30, 2014 and December 31, 2013	(1,860,233)	(1,860,233)
Accumulated deficit	(27,087,243)	(23,807,498)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity (deficit)	(6,955,406)	(3,683,621)

Total liabilities and stockholders’ equity (deficit)	$14,822,895	$18,597,876

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Land services and other	$—	$612	$1,329	187,303
Oil and gas sales	150,266	124,833	680,371	332,661
Sale of oil and gas interests	—	15,710	—	62,262
Total revenues	150,266	141,155	681,700	582,226

Operating expenses:
Oil & gas lease operating expenses	185,625	31,889	1,038,941	98,890
Exploration	—	21,693	39,624	52,643
Depreciation, depletion, and amortization	301,106	17,639	1,039,088	45,213
Selling, general, and administrative expenses	218,509	772,069	1,241,218	1,574,109
Loss on sale of assets, net	(8,387)	—	51,613	-
Impairment loss	—	—	136,684	-
Total operating expenses	696,853	843,290	3,547,168	1,770,855

Income (loss) from operations	(546,587)	(702,135)	(2,865,468)	(1,188,629)

Other income (expense):
Interest and dividend income	—	79	129	234
Interest expense	(782)	(54,082)	(567,893)	(172,952)
Deferred financing cost amortization	—	—	(566,880)	-
Change in value of accrued working interest	—	—	223,699	-
Change in fair value of derivative liabilities	—	—	492,550	-
Total other expense	(782)	(54,003)	(418,395)	(172,718)

Income (loss) before income taxes	(547,369)	(756,138)	(3,283,863)	(1,361,347)
Income tax benefit (provision)	—	—	—	-

Net income (loss)	(547,369)	(756,138)	(3,283,863)	(1,361,347)

Basic and diluted earnings per share:
Net income (loss)	$(0.02)	$(0.02)	$(0.09)	$(0.05)

Weighted average shares outstanding
Basic and diluted	35,742,471	34,879,168	35,354,634	29,824,534

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) to common stockholders	$(547,369)	$(756,138)	$(3,283,863)	$(1,361,347)

Other comprehensive income (loss)	—	—	—	—

Comprehensive income (loss) to common stockholders	$(547,369)	$(756,138)	$(3,283,863)	$(1,361,347)

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income	Interest	Total
Balance at December 31, 2014	36,158,542	36,158	$21,947,952	1,001,041	$(1,860,233)	$(23,807,498)	$—	$—	$(3,683,621)

Share based compensation	1,138,901	11,339	739						12,078
Comprehensive loss:
Net loss						(3,283,863)			(3,283,863)
Comprehensive loss to common stockholders									(3,283,863)

Balance at September 30, 2015	37,297,443	47,497	21,948,691	1,001,041	(1,860,233)	(27,091,361)	—	—	$(6,955,406)

See accompanying Notes to Consolidated Financial Statements

SABLE NATURAL RESOURCES CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net Loss	(3,283,863)	(1,361,347)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,006,346	45,213
Share-based compensation	12,078	8,070
Share-based interest payments	—	11,249
Accretion of discount on asset retirement obligations	32,742	—
Amortization of debt discount	123,819	51,202
Amortization of deferred financing fees	566,880	—
Change in accrued working interest liability	(223,699)	—
Change in fair value of derivative liabilities	(492,550)	—
(Gain) loss on sale of oil and gas interest	—	(32,970)
(Gain) loss on sale of assets	51,614	—
Impairment loss	136,685	—
Change in working capital:
Accounts receivable	83,838	(188,998)
Inventories	59,385	—
Prepaid expenses and other	82,551	62,178
Accounts payable	983,641	482,893
Accrued expenses	(201,388)	—
Other liabilities	(29,663)	(7,761)

Net cash provided by operating activities	(1,091,584)	(930,271)

Cash flows from investing activities:
Earnest money paid on property acquisiton	—	(968,663)
Proceeds from sale of oil and gas properties	—	89,028
Proceeds from sale of assets	144,859	—
Investments in oil and gas properties	(1,376,028)	(384,198)
FDF indemnity claim	(60,000)	—
Restricted cash	(50)	(234)

Net cash provided by (used in) investing activities	(1,291,219)	(1,264,067)

Cash flows from financing activities:
Issuance of 13% secured notes	1,675,000	—
Issuance of 12% convertible debentures	—	1,375,000
Proceeds from issuance of common stock	—	1,001,738
Release of escrow	2,986,204	—
Redemption of Series A convertible preferred stock	(2,487,136)	—
Borrowings from related party	312,274	—
Borrowings under notes payable	—	200,000
Payments on notes payable	(196,236)	(350,398)

Net cash used in financing activities	2,290,106	2,226,340

Net increase (decrease) in cash and cash equivalents	(92,697)	32,002
Cash and cash equivalents at beginning of period	205,999	93,728

Cash and cash equivalents at end of period	113,302	125,730

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

The interim financial data as of September 30, 2015 and for the nine months ended September 30, 2015 and 2014 is unaudited; in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.  The consolidated results of operations for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as filed in our Annual Report on Form 10-K for the year ended December 31, 2014.  Due to time and financial constraints, these financial statements have not been reviewed by our independent auditors.

Liquidity

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements, including cash requirements that may be due under existing debt obligations as well as amounts due to our vendors in the normal course of business. Our subsidiary, Sable Operating Company has filed for Chapter 11 bankruptcy. For the nine months ended September 30, 2015, we incurred a net loss of $3,283,863, and have an accumulated deficit totaling $27,087,243, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

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

On May 4, 2015 a final claim of $60,000 was presented by the buyer and was vetted by Sable. The remaining escrow balance of $2,926,204 was released to Sable and after reimbursement of $173,479 for legal fees and direct costs, $2,752,725 was available for distribution to the Series A convertible preferred stockholders. As of September 30, 2015 a total of $2,487,136 had been redeemed.

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

September 30, 2015
Warrants	11,892,440
Stock Options	745,000
Restricted Stock	763,333
Series A Convertible Preferred Stock	1,367,673
14,768,446

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2.	PROPERTY AND EQUIPMENT

Property and equipment, which includes our oil and gas properties at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014

Oil and gas properties:
Proved	12,701,831	11,462,488
Unproved	345,557	440,557
Furniture, fixtures, and equipment	225,247	359,931
Total property and equipment	13,272,635	12,262,976
Accumulated DD&A	(1,510,951)	(597,816)

Property and equipment, net	$11,761,684	$11,665,160

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3.	DERIVATIVE LIABILITIES

At September 30, 2015, we had two derivative liabilities on our consolidated balance sheet related to the warrants issued to the holders of the Company’s Series A Convertible Preferred Stock and the 13% Secured Notes.  The agreements setting forth the terms of the warrants includes an anti-dilution provision that requires a reduction in the instrument’s exercise price should subsequent at-market issuances of the Company’s common stock be issued below the instrument’s original exercise price per share.  Accordingly, we consider the warrants to be a derivative.  The activity for the nine months ended September 30, 2015 for these derivatives is as follows:

	Series A Preferred Stock - warrants	13% Secured Note - warrants	Total
December 31, 2014	33,300	583,825	617,125

Change in fair value of derivative liabilities	(33,300)	(459,250)	(492,550)

September 30, 2015	—	124,575	124,575

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 4.	DEBT

A summary of our outstanding debt obligations as of September 30, 2015 and December 31, 2014 is presented as follows:

	September 30, 2015	December 31, 2014
13.0% Secured Notes	$11,325,000	$9,650,000
12.0% Convertible Debentures	1,950,000	1,950,000
Francis Promissory Note (non-interest bearing)	183,333	225,000
Strasburger Promissory Note (non-interest bearing)	91,242	105,642
5.5% Insurance Financing	—	68,203
7.5% Secured Equipment Loans	65,888	137,855

Total debt	$13,615,463	$12,136,700

Discount - 13% Secured Notes - warrants	(924,989)	(1,023,508)
Discount - 12% Convertible Debentures - warrants	(88,908)	(97,760)
Discount - Francis Note - interest	(28,557)	(42,835)
Discount - Strasburger Note - interest	(6,511)	(8,682)

Total debt net of discount	$12,566,498	$10,963,915

Less: current maturities	(12,566,498)	(282,791)

Total long-term debt	-	$10,681,124

Debt maturities are as follows:
2015	12,566,498	729,345
2016	—	3,887,200
2017	—	7,467,001
2018	—	28,312
2019	—	24,842
	12,566,498	12,136,700

The Company is in default on all debt obligations except the 7.5% secured equipment loans. Accordingly, no interest has been accrued at September 30, 2015 and all debt has been classified as current.

On June 18, 2015 the Company entered into a note payable to Cory Hall, former President and COO to secure advances made to purchase the Panther Creek property and to fund operations. The note is secured by the Company’s non-operated properties and bears interest at prime +.75% and matures June 18, 2017. The balance of this note is $792,274 as of September 30, 2015. RKJ Holdings LLC, an entity owned by Cory Hall held $3,000,000 and $2,250,000 of the 13% Secured Notes as of September 30, 2015 and December 30, 2014, respectively.

On July 8, 2015 Sable Operating Company received a notice of default and intent to accelerate that certain loan agreement originally dated October 14, 2014 from the holders of the 13% Secured Notes. The notice specifies three events of default; mineral contractor’s lien affidavits having been filed by three vendors, failure to make the required note payment due April 15, 2015 to RKJ Holdings, LLC (a related party controlled by the company’s former President and COO, Cory R. Hall), and failure to maintain the lease in good repair and operating condition due to numerous shut-in wells. The Secured Note holders were due quarterly interest payments on July 15 and October 15, 2015 that have not been paid as well.

On August 6, 2015 Sable Operating Company received notice of acceleration and foreclosure sale on September 1, 2015 from the holders of the 13% Secured notes. The Company remains in default on substantially all of its debt obligations. On August 28, 2015 Sable Operating Company filed for Chapter 11 bankruptcy protection.

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and office equipment under non-cancelable operating leases which provide for minimum annual rentals.  At September 30, 2015, future minimum obligations under these lease agreements are as follows:

2015	$20,717
2016	71,825
2017	13,542
2018	3,386
Thereafter	—
$109,470

Total lease rental expense for the nine months ended September 30, 2015 and 2014 was $98,172 and $69,845 respectively.

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

A summary of warrant activity for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine Months Ended September 30,
	2015		2014
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	10,971,190	$0.84	4,748,690	$1.18
Issued	921,250	0.50	75,000	0.75
Adjustment for WayPoint Warrant	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of period	11,892,440	0.77	4,823,690	1.17

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the weighted average assumptions used in the Monte Carlo simulation of the fair value of the warrants issued in the nine months ended September 30, 2015:

Expected dividend yield	—%
Volatility	176.63%
Risk-free interest rate	1.07%
Expected life	1.59 Years
Fair value on grant date	$0.0800

NOTE 7.	STOCK BASED COMPENSATION

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

The following table summarizes our stock option activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term
Balance, December 31, 2014	745,000	$0.15	$0.31	9.5
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled / Forfeited	625,000	$0.10	$0.33
Balance, September 30, 2015	120,000	$0.42	$0.19	7.48
Options exercisable at September 30, 2015	80,000	$0.42	$0.19	7.48

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

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes our restricted stock activity for the nine months ended September 30, 2015

	Shares	Wtd Avg Grant-Date Fair Value
Nonvested, December 31, 2014	946,667	$0.12
Granted	1,000,000	$0.03
Vested	(1,143,333)	$0.04
Canceled / Forfeited	(616,667)	$0.33
Nonvested, September 30, 2015	763,333	$0.29

NOTE 8.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

SABLE NATURAL RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

September 30, 2015	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$124,575	$—	$—	$124,575

September 30, 2014	Carrying Amount	Level 1	Level 2	Level 3
Derivative liabilities	$2,510	$—	$—	$2,510

Included below is a summary of the changes in our Level 3 fair value measurements:

Balance, December 31, 2014	$617,125
Change in derivative liabilities	(492,550)
Balance, September 30, 2015	$124,575

Balance, December 31, 2013	$2,510
Change in derivative liabilities	—
Balance, September 30, 2014	$2,510

NOTE 9.	INCOME TAXES

Income tax provision for the nine months ended September 30, 2015 and 2014 was $0 and $0, respectively.  At September 30, 2015 and December 31, 2014 we have no deferred tax assets or liabilities included in the consolidated balance sheets.

The balance of the valuation allowance as of December 31, 2014 was $11,199,275.  The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance, and certain discrete items.

NOTE 10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the nine months ended September 30, 2015 and 2014:

	2015	2014
Supplemental disclosures of cash flow information:
Total cash paid for interest	$542,280	$110,500
Total cash paid for taxes	$—	—
Cash paid for interest — related party	$—	$—

	2015	2014
Supplemental disclosure of non-cash information:
Warrants issued	$73,700	$40,434

NOTE 11.	SUBSEQUENT EVENTS

none.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sable and subsidiaries are collectively referred to herein as the "Company,” “we,” “us,” and “our.”

Results of Operations

Selected Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Financial Results
Revenues - Land Lease	$—	$612	$1,329	$187,303
Revenues - Oil and Gas sales	150,266	124,833	680,371	332,661
Revenues - Sale of oil and gas interests	—	15,710	—	62,262

Total revenues	150,266	141,155	681,700	582,226

Total operating expenses	696,853	843,290	3,547,168	1,770,855
Total other expense	(782)	(54,003)	(418,395)	(172,718)

Loss before income taxes	(547,369)	(756,138)	(3,283,863)	(1,361,347)
Income tax benefit (provision)	—	—	—	—

Net loss	$(547,369)	$(756,138)	$(3,283,863)	$(1,361,347)

Operating Results

Consolidated Adjusted EBITDAX(1)	$(237,094)	$(662,724)	$(1,974,924)	$(1,090,539)

(1)See Results of Operations—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) measure, and a reconciliation of Adjusted EBITDAX to net loss, which is presented in accordance with GAAP.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues.  Revenues increased $9,111 for the three months ended September 30, 2015, compared to the prior year period. This was primarily due to an increase in revenues from oil & gas sales of $25,433 as our production volumes increased following our acquisition of the Panther Creek properties on October 15, 2014.

Oil & gas lease operating expenses.  Lease operating expenses increased significantly by $153,736 for the three months ended September 30, 2015 compared to three months ended September 30, 2014.  This was due to increased field operations following the acquisition of Panther Creek properties.

Exploration.  Exploration costs for the three months ended September 30, 2015 has decreased by $26,693 over the prior period due to expenditure reductions.

Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) for the three months ended September 30, 2015, increased by $283,467 over the prior period due to the addition of the Panther Creek properties.

Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses decreased $553,560 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  This decrease was due to an overall initiative to reduce overhead during the period with management layoffs and closing of the Midland office.

Interest expense.  Interest expense decreased $53,300 for the three months ended September 30, 2015 compared to the prior year period primarily due to the suspension of interest accruals on the 13% Secured Notes and the 12% convertible debentures as the Company has been unable to make the required interest payments and is now in default on these debt obligations.

Income tax benefit (provision).  The income tax benefit (provision) for the three months ended September 30, 2015 and 2014 of $0 and $0, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenues.  Revenues increased $99,474 for the nine months ended September 30, 2015, compared to the prior year period. This was primarily due to an increase in revenues from oil & gas sales of $347,710 as our production volumes increased following our acquisition of the Panther Creek properties on October 15, 2014. This increase was partially offset by a decrease in land lease revenues of $185,974 and a decrease in the sale of oil and gas interests of $62,262.  We anticipate revenues from land services and sale of oil and gas interests will decrease over time as we continue to focus on operating Panther Creek.

Oil & gas lease operating expenses.  Lease operating expenses increased significantly by $940,051 for the nine months ended September 30, 2015 compared to nine months ended September 30, 2014.  This was due to increased field operations following the acquisition of Panther Creek properties.

Exploration.  Exploration costs for the nine months ended September 30, 2015 has decreased by $13,019 over the prior period due to cash and expenditure cut backs.

Depreciation, depletion, and amortization.  Depreciation, depletion, and amortization (“DD&A”) for the nine months ended September 30, 2015, increased by $993,875 over the prior period due to the addition of the Panther Creek properties.

Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses decreased $332,891 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  This decrease was due to an overall initiative to reduce overhead at the end of the period with management layoffs and closing of the Midland office.

Interest expense.  Interest expense increased $394,941 for the nine months ended September 30, 2015 compared to the prior year period primarily due to the addition of the 13% Secured Notes and the 12% convertible debentures.  Interest expense was $567,893 for the nine months ended September 30, 2015 compared to $172,952 for the same period in the prior year. The increase was partially offset by the suspension of interest accruals on the 13% Secured Notes and the 12% convertible debentures at the end of the period as the Company has been unable to make the required interest payments and is now in default on these debt obligations.

 Income tax benefit (provision).  The income tax benefit (provision) for the nine months ended September 30, 2015 and 2014 of $0 and $0, respectively, is the result of utilizing existing and current net operating losses to offset taxable income generated by our oil and gas segment.

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

Reconciliation of Adjusted EBITDAX to GAAP Net Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	(547,369)	(756,138)	$(3,283,863)	$(1,361,347)

Interest expense	782	54,082	567,893	172,952
DD&A	301,106	17,639	1,039,088	45,213
Exploration	—	21,693	39,624	52,643
Deferred financing cost amortization	—	—	566,880	—
Change in value of accrued working interest	—	—	(223,699)	—
Change in fair value of derivative liabilities	—	—	(492,550)	—
Gain (loss) on disposal at assets	8,837	—	(51,613)	—
Impairment loss	—	—	(136,684)	—

Consolidated Adjusted EBITDAX	(237,094)	(662,724)	$(1,974,924)	$(1,090,539)

Liquidity and Capital Resources

Our working capital needs have historically been satisfied through operations, equity and debt investments from private investors, loans with financial institutions, and through the sale of assets.  Historically, our primary use of cash has been to pay for acquisitions and investments, service our debt, and for general working capital requirements.  As of September 30, 2015, we have cash and cash equivalents totaling $113,302, and negative working capital of $(14,673,098).

We do not currently generate sufficient cash flow from operations, and so we are continuing to raise additional capital through equity and/or debt financings to support and expand our drilling activities until such time as we can fully implement our plan of future operations and generate sufficient cash flow. We are currently in default on substantially all of our debt obligations, and our operating subsidiary has filed for Chapter 11 bankruptcy seeking ways to restructure the Company to satisfy our creditors.

Cash Flows

The following table summarizes our cash flows and has been derived from our unaudited financial statements for the nine months ended September 30, 2015 and 2013.

	Nine Months Ended September 30,
	2015	2014
Cash flow provided by (used in) operating activities	(1,091,584)	(930,271)
Cash flow provided by (used in) investing activities	(1,291,219)	(1,264,067)
Cash flow provided by (used in) financing activities	2,290,106	2,226,340

Net increase (decrease) in cash and cash equivalents	(92,697)	32,002
Beginning cash and cash equivalents	205,999	93,728

Ending cash and cash equivalents	$113,302	$125,730

Cash flows used in operating activities increased for the nine months ended September 30, 2015 by $161,313 compared to cash flows from operating activities For the nine months ended September 30, 2014. This increase was mainly due to LOE costs associated with the Panther Creek properties.

Cash flows used in investing activities for the nine months ended September 30, 2015 increased by $27,152 compared to the nine months ended September 30, 2014.  The change is primarily due to an $991,830 increase in cash outflows used in the investment in oil & gas properties offset by a decrease of $968,663 in earnest money paid for property acquisition.

Cash flows provided by financing activities increased by $63,766 for the nine months ended September 30, 2015 which is due to an increase in issuance of 13% secured notes, release of escrow and borrowings from related party offset by a decrease in issuance of 12% convertible debentures and proceeds from issuance of common stock compared to the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  Other than the clarification to our revenue recognition policy described below, there have been no significant changes in our critical accounting estimates and policies during the nine months ended September 30, 2015.

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

Disclosure Controls and Procedures

Our management performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting were made during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

At September 30, 2015, the Company was a party to lawsuits that were incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company’s financial position or results of operations.  In management’s opinion, the Company’s consolidated financial statements would not be materially affected by the outcome of these legal proceedings, commitments, or asserted claims.

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

As of September 30, 2015 we had raised $11,325,000 under the 13% Secured Notes offering including warrants to purchase up to 6,228,750 shares of the Company's common stock.

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

November 12, 2015

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

